Form 10-Q
period 1996-06-30
PM HOLDINGS CORP
filed 1996-08-08
CIK 909987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                    FORM 10-Q
            (Mark One)

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                         OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 33-66606


                             PM HOLDINGS CORPORATION
            (Exact name of registrant as specified in its charter)

                     DELAWARE                             76-0407288
        (State or other jurisdiction of                (I.R.S.Employer
        incorporation or organization)              Identification Number)

                               1401 S. HANLEY ROAD
                           ST. LOUIS, MISSOURI 63144
              (Address of principal executive offices)  (Zip Code)

                                 (314) 768-4100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes...X....  No........

     As of August 5, 1996, 453,051 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.

                                Page 1 of 19 pages

                              PM HOLDINGS CORPORATION

                                 Table of Contents
                         Form 10-Q for the Quarterly Period
                                Ended June 30, 1996

                                                                    Page
                                                                    ----
PART I    FINANCIAL INFORMATION
- ------    ---------------------

Item 1.   Financial Statements (Unaudited)

             Consolidated Balance Sheets at June 30,
             1996 and December 31,1995                               3

             Consolidated Statements of Operations for
             the three months ended June 30, 1996 and
             1995 and six months ended June 30, 1996
             and 1995                                                4

             Consolidated Statements of Cash Flows for
             the six months ended June 30, 1996 and
             1995                                                    5

             Notes to Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10

PART II   OTHER INFORMATION
- -------   -----------------

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                   15

Item 6.   Exhibits and Reports on Form 8-K                          15


SIGNATURE                                                           17

PM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1996 AND DECEMBER 31, 1995
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      DECEMBER 31, 1995
                                                                        (DERIVED FROM
                                                                           AUDITED
                                                                          FINANCIAL
                                                       JUNE 30, 1996     STATEMENTS)
                                                       -------------  -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $    10,640       $    21,479
Accounts receivable, net                                    49,997            55,499
Inventories                                                 68,321            61,437
Prepaid expenses and other current assets                   17,964            16,088
                                                 ----------------------------------------
TOTAL CURRENT ASSETS                                       146,922           154,503
Property, plant and equipment, net                         254,504           266,769
Intangible assets, net                                     151,232           160,439
Other assets                                                54,717            55,954
                                                 ----------------------------------------
TOTAL ASSETS                                           $   607,375       $   637,665
                                                 ========================================

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                       $    54,856       $    75,152
Current portion of long-term debt                           24,606            27,717
Bank borrowings under Revolving Credit Facility             34,000             6,000
Customer advance payments                                    3,018            11,136
Other current liabilities                                   24,621            32,342
                                                 ----------------------------------------
TOTAL CURRENT LIABILITIES                                  141,101           152,347

Other liabilities                                           62,206            60,338
Long-term debt                                             358,903           371,306

Common stock held by ESOP                                   35,943            31,000
 Less unearned ESOP compensation                            (3,523)           (1,483)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value:  200,000
    shares authorized, none issued or outstanding
Common stock, $0.01 par value:  800,000
    shares authorized, 453,051 and 452,951 shares
    issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively                              5                 5
Additional paid-in capital                                  34,024            38,769
Retained earnings deficit                                  (21,284)          (14,617)
                                                 ----------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                  12,745            24,157
                                                 ========================================
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $   607,375       $   637,665
                                                 ========================================
(SEE ACCOMPANYING NOTES)

PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                        THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                           ENDED          ENDED          ENDED          ENDED
                                          JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                            1996           1995           1996           1995
                                        ------------   ------------    ----------     ----------
NET SALES                                $  293,811     $  241,032     $  602,013     $  492,562

COSTS AND EXPENSES:
Cost of products sold                       254,285        197,658        515,672        404,034
Marketing, distribution and advertising      21,135         20,841         42,799         39,962
General and administrative                    6,503          8,846         16,354         16,854
Amortization of intangibles                   4,900          4,885          9,765          9,040
Research and development                      1,752          1,640          3,557          3,109
Other (income) expense, net                     570          2,491            970          2,407
                                       ------------------------------------------------------------
                                            289,145        236,361        589,117        475,406
                                       ------------------------------------------------------------
OPERATING INCOME                              4,666          4,671         12,896         17,156
Interest expense                             10,994         11,219         21,820         21,879
                                       ------------------------------------------------------------
Loss before income taxes                     (6,328)        (6,548)        (8,924)        (4,723)
Income tax benefit                           (1,794)        (2,627)        (2,783)        (1,555)
                                       ------------------------------------------------------------
NET LOSS                                 $   (4,534)    $   (3,921)    $   (6,141)    $   (3,168)
                                       ============================================================
NET LOSS PER COMMON SHARE                $   (10.31)    $    (9.20)    $   (13.86)    $   (15.03)
                                       ============================================================

(SEE ACCOMPANYING NOTES)

PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)



                                                                       SIX MONTHS     SIX MONTHS
                                                                          ENDED          ENDED
                                                                      JUNE 30, 1996  JUNE 30, 1995
                                                                      -------------  -------------
OPERATING ACTIVITIES:
Net loss                                                               $   (6,141)    $   (3,168)
Adjustment to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation & amortization                                              29,734         23,474
  Compensation under ESOP                                                   2,779          5,216
  Accretion of discount on Discount Debentures                              3,742          3,320
  Other                                                                   (38,211)       (28,140)
                                                                ----------------------------------------
Net cash provided by (used in) operating activities                    $   (8,097)    $      702

INVESTING ACTIVITIES:
Purchase of Golden Sun Acquisition Company                                     --        (57,100)
Other                                                                      (6,545)        (7,102)
                                                                ----------------------------------------
Net cash used in investing activities                                  $   (6,545)    $  (64,202)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                    28,000         27,000
Proceeds from term loans                                                       --         45,000
Loan to ESOP                                                               (4,819)        (4,000)
Other                                                                     (19,378)       (15,819)
                                                                ----------------------------------------
Net cash provided by financing activities                              $    3,803     $   52,181

Decrease in cash and cash equivalents                                     (10,839)       (11,319)
Cash and cash equivalents at beginning of period                           21,479         22,597
                                                                ----------------------------------------
Cash and cash equivalents at end of period                             $   10,640     $   11,278
                                                                ========================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
  Interest                                                             $   16,131     $   16,604
  Income taxes                                                              4,643          3,735



(SEE ACCOMPANYING NOTES)

             PM HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

PM Holdings Corporation ("Holdings") acquired Purina Mills, Inc. ("Purina Mills" or the "Company") in September 1993. On March 15, 1995, the Company acquired Golden Sun Acquisition Company ("Golden Sun"), the parent company of Golden Sun Feeds, Inc. and its wholly owned subsidiaries. As used herein, the term "Company" refers to Purina Mills, Inc. and its subsidiaries. Unless the context otherwise requires, the term "Holdings" refers to PM Holdings Corporation and its subsidiaries. Holdings has no subsidiaries other than the Company and conducts no business other than that of the Company.

The consolidated balance sheet at June 30, 1996 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the fiscal 1996 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1996. The consolidated balance sheet at December 31, 1995 was derived from the Holdings' December 31, 1995 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Although Holdings believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Holdings include the accounts of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at June 30, 1996 and for the three and six months then ended.

Net Loss per Common Share

Net loss per common share for the three and six months ended June 30, 1996 and 1995 is computed based on the weighted average number of common shares outstanding during the period. Such number of shares represents the average outstanding shares, net of the shares held by the Employee Stock Ownership Plan (the "ESOP") and not allocated to employees (the "Unreleased Shares").

For purposes of computing net loss per common share, net loss has been increased by an amount equal to the fair market value of Released Shares (as hereinafter defined) at the end of the period, minus the sum of the amount previously recognized as compensation expense with respect to Released Shares and the amount of appreciation in value of Released Shares in prior periods. "Released Shares" are shares held by the ESOP but allocated to employees. The weighted average number of outstanding shares and computation of the net loss per common share is as follows:

(Dollars in thousands, except per share amounts)



                                        THREE MONTHS   THREE MONTHS     SIX MONTHS    SIX MONTHS
                                            ENDED          ENDED          ENDED          ENDED
                                        JUNE 30, 1996  JUNE 30, 1995  JUNE 30, 1996  JUNE 30, 1995
                                        -------------  -------------  -------------  -------------
Average outstanding shares                  439,875        426,283        443,188        417,133

Net income (loss) per consoli-
dated statement of operations           $    (4,534)   $    (3,921)   $    (6,141)   $    (3,168)

Less appreciation in value of
Released Shares during the
period in excess of amounts
recognized as compensation
expense                                          --             --             --    $    (3,102)
                                  ----------------------------------------------------------------------

Net loss for purposes of com-
puting net loss per share               $    (4,534)   $    (3,921)   $    (6,141)   $    (6,270)
                                  ======================================================================

Net loss per common share               $    (10.31)   $     (9.20)   $    (13.86)   $    (15.03)
                                  ======================================================================

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                        JUNE 30, 1996   DECEMBER 31, 1995
                                        -------------   -----------------
Finished goods                            $  20,465        $  19,867
Raw materials                                47,856           41,570
                                     --------------------------------------
Total inventories                         $  68,321        $  61,437
                                     ======================================

4.   PROPERTY, PLANT AND EQUIPMENT

During the first six months of 1996 the Company made the decision to discontinue all manufacturing operations at its facility in Iowa Falls, Iowa and at Cole Grain Company in Muskogee, Oklahoma. Cole brand products and products for distribution to Iowa Falls' customers will be manufactured at the Company's other facilities. Under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), the Company has recorded a loss of $3.5 million on these manufacturing assets, representing the amount by which the book value exceeds the estimated net realizable value. The value of the assets awaiting disposition is based on estimates of Company management. The $3.5 million expense is included in other (income) expense in the financial statement for the six month period ended June 30, 1996. No other significant costs are anticipated in connection with this decision.

5.  LONG-TERM DEBT

The Company is required to make annual supplemental repayments under its $130.0 million seven-year term loan (the "Senior Term Loan") with a group of lending banks, in amounts equal to 50% of Excess Cash Flow (as defined in the Credit Agreement [defined below]). Based on Excess Cash Flow for the initial period September 27, 1993 through December 31, 1994, a supplemental repayment of $17.9 million was required. In 1994 the Company made a $12.0 million prepayment with the remaining annual supplemental repayment of $5.9 million being paid on May 1, 1995. The annual supplemental repayment of $9.8 million for the year 1995 was paid on April 30, 1996.

6.  COMMON STOCK HELD BY THE ESOP

Common stock held by the ESOP (100,000 shares at December 31, 1995 and 115,946 shares at June 30, 1996) and valued at its fair market value has been classified outside of permanent equity as, under certain conditions, participants may require the Company to purchase for cash common stock distributed to them by the ESOP. The unearned compensation, being the fair market value of Unreleased Shares of approximately $3.5 million at June 30, 1996 and $1.5 million at December 31, 1995, is presented in the consolidated balance sheet as a reduction to common stock held by the ESOP. The increase in unearned compensation is due to the purchase of 15,946 shares of common stock by the ESOP in 1996. Funds for such purchase were primarily from proceeds of $4.8 million in loans from the Company to the ESOP.

7.   SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for the Company at June 30, 1996, for the three and six-month periods then ended, and at December 31, 1995 and the three and six-month periods ended June 30, 1995 is as follows (in thousands):

                                        JUNE 30, 1996   DECEMBER 31, 1995
                                        -------------   -----------------
BALANCE SHEET DATA:
   Current assets                        $  148,982        $  156,568
   Noncurrent assets                        452,062           475,675
   Current liabilities                      141,321           152,549
   Noncurrent liabilities                   356,688           370,966



                                       THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                           ENDED           ENDED           ENDED          ENDED
STATEMENTS OF OPERATIONS DATA:         JUNE 30, 1996   JUNE 30, 1995  JUNE 30, 1996  JUNE 30, 1995
- -----------------------------          -------------   -------------  -------------  -------------
  Net sales                              $  293,811     $  241,032     $  602,013     $  492,562
  Costs and expenses                        289,099        234,019        589,090        473,058
  Net income (loss)                          (3,219)        (1,253)        (3,601)           606

       ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company develops, manufactures and markets a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, birds, fish and pets. For the year ended December 31, 1995 the product-mix by volume was approximately 25% for dairy cattle, 29% for beef cattle, 21% for hogs, 7% for horses, 8% for poultry and 10% for all others.

The feed industry generally prices products on the basis of aggregate ingredient cost plus a dollar amount margin, rather than a gross margin percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through weekly changes in the Company's price lists. Feed tonnage and total income over ingredient cost ("IOIC"), which is net sales minus cost of ingredients, and gross profit (IOIC less manufacturing costs), rather than sales dollars, are the key indicators of performance because of the distortions in sales dollars caused by changes in commodity prices and product-mix between complete feed and concentrate products, to which customers add their own base ingredients, such as corn and other grains. When the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's sales volume has been higher. When the price of grains has been relatively low, more of the Company's customers have tended to use their own grains and mix them with the Company's higher-margin concentrates, resulting in lower sales volume but relatively higher overall unit margins.

Three Months Ended June 30, 1996 Compared to Three Months Ended
June 30, 1995

Gross profit decreased $3.8 million, or 8.9% over the comparable 1995 period. Average feed IOIC per ton was $60.89, a 2.1% decrease over the three-month period ended June 30, 1995, as a result of a shift in purchases to more complete products and the price pressures due to the unusually high commodity prices. Overall volume was 1.17 million tons during the quarter ended June 30, 1996, a 1.0% decrease compared to the 1995 period, as product sale decreases in dairy, laying chicken, meatbird, specialty and other offset the increases in beef cattle, hog and horse.

Beef cattle tons increased 1.5% from the 1995 period due primarily to the drought in the southwest in 1996. Dairy cattle tons decreased by .8% with IOIC per ton also decreasing 6.9% due to a product-mix shift toward complete products and the extremely high commodity prices. Hog volume increased .4% but IOIC per ton decreased 4.7% again being affected by commodity prices.

Laying chicken and meatbird volume decreased 10.5% compared to the 1995 period and reflects the Company's decision to less aggressively pursue this lower margin business and the termination of the lease of a plant manufacturing poultry products in the third quarter of 1995. Horse volume increased 5.4% over the 1995 period, continuing its growth and reflecting the aggressive promotion of these products. Specialty and other volume decreased 5.0% over the 1995 period.

Cost of products sold increased $56.6 million over the 1995 period, reflecting the unusually large increase in ingredient costs. Manufacturing expenses also increased $1.2 million primarily as a result of additional depreciation expense on facilities in 1996. The total of marketing, distribution and advertising, general and administrative, and research and development costs decreased $1.9 million as the expense for the 1995 period included $1.0 million additional non-cash compensation expense related to the ESOP and $.9 million in additional administrative costs.

Other (income) expense for the 1996 period includes the $2.0 million loss on the write-down of the Iowa Falls manufacturing facility. This is offset by $1.4 million of income related to service fees and profits from marketing arrangements and joint venture income. For the comparable 1995 period, service fees and profits from marketing arrangements and joint ventures approximated break-even with the $2.5 million loss for the period being primarily attributable to the aborted Ralston international agri-business acquisition.

Interest expense decreased as a result of an approximate 1.0%
decrease in the interest rate on the Senior Term Loan over 1995 offset partially by increased accretion on the Discount Debentures (defined below).

The Company's effective income tax rate exceeds the statutory rate in 1996 due to the amortization of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on Holdings 11 1/2% Series B Subordinated Discount Debentures due 2005 (the "Discount Debentures").

Six Months Ended June 30, 1996 Compared to Six Months Ended June
30, 1995

Gross profit decreased $2.2 million, or 2.5% over the comparable 1995 period. Average feed IOIC per ton was $59.17, approximately equal to the six-month period ended June 30, 1995. Overall volume was 2.5 million tons during the quarter ended June 30, 1996, a 2.1% increase compared to the 1995 period. The increase is attributable to the addition of Golden Sun with the remaining business approximating the same volume as the comparable 1995 period.

Beef cattle tons increased 10.1% from the 1995 period as a result of more normal winter temperatures compared to the unseasonably mild winter temperatures during the 1995 period. However, IOIC on cattle tons decreased 6.0% per ton due to the significant increase in commodity prices. Dairy cattle tons decreased slightly with IOIC per ton decreasing 8.4% due to a product-mix shift toward complete products and price pressures caused by unusually high commodity prices. Hog volume increased 3.8% due to the addition of Golden Sun with IOIC per ton also increasing 1.8% due primarily to the higher unit margin of Golden Sun products.

Laying chicken and meatbird volume decreased 16.3% compared to the 1995 period and reflects the Company's decision to less aggressively pursue this lower margin business and the termination of the lease of a plant manufacturing poultry products in the third quarter of 1995. Horse volume increased 4.5% over the 1995 period, continuing its growth and reflecting the aggressive promotion of these products. Specialty and other volume decreased .8% over the 1995 period.

Cost of products sold increased $111.6 million over the 1995 period, reflecting the unusually large increase in ingredient costs. Manufacturing expenses also increased $3.6 million, $1.7 million being attributable to the additional Golden Sun business and operating its facilities in 1996, and $1.7 million being attributable to additional depreciation expense. The total of marketing, distribution and advertising, general and administrative, and research and development costs increased $2.8 million as the expense for the 1996 period included the additional costs of $1.8 million associated with the Golden Sun operations and an increased overall sales force versus the comparable 1995 period.

Other (income) expense for the 1996 period includes the $3.5 million loss on the write-down of the Cole Grain and Iowa Falls manufacturing facilities. This is offset by $2.5 million of income related to service fees and profits from marketing arrangements and joint venture income. For the comparable 1995 period, service fees and profits from marketing arrangements and joint ventures approximated break-even with the $2.4 million loss primarily representing costs associated with the aborted Ralston international agri-business acquisition.

Interest expense increased as a result of increased accretion on the Discount Debentures (defined below) and the increased borrowings related to the acquisition of Golden Sun. Such increase was mostly offset by an approximate .9% decrease in the interest rate on the Senior Term Loan over 1995.

The Company's effective income tax rate exceeds the statutory rate in both the 1996 and 1995 periods due to the amortization of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on Holdings 11 1/2% Series B Subordinated Discount Debentures due 2005 (the "Discount Debentures").

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, net cash provided by operations before the effects of changes in operating assets and liabilities was $26.0 million, compared to $27.4 million in the 1995 period. The 1996 decrease was primarily due to reduced operating income.

The Credit Agreement between the Company and a group of lending banks (The "Credit Agreement") contains covenants that require the Company to limit capital expenditures to $20.0 million per year. These expenditures are permitted subject to compliance with certain financial covenants and may be increased under certain conditions. As a result of the annual supplemental repayment based on Excess Cash Flow, the Company has increased its capital expenditure allowance by approximately $9.8 million for the period May 1, 1996 to April 30, 1997. The Company currently anticipates that its total 1996 capital expenditures will approximate $24.0 million, inclusive of approximately $12.1 million allocated for construction of new plants in Statesville, NC and Hagerstown, MD. The Company plans to fund capital expenditures by using internally generated funds, borrowings from the sale of Industrial Revenue Bonds and, if necessary, borrowing capacity under the Revolving Credit Facility created pursuant to the Credit Agreement. The Credit Agreement was amended on June 28, 1996 to increase the borrowing capacity under the Revolving Credit Facility from $50.0 million to $65.0 million. At June 30, 1996 the Company had approximately $10.6 million in cash and cash equivalents on hand, and approximately $14.1 million (after giving effect to borrowing base limitations) was available for borrowings under the Revolving Credit Facility.

Net cash used in investing activities for purchases of property, plant and equipment was $6.5 million for the six-months ended June 30, 1996 compared to $7.1 million for the six-month period ended June 30, 1995. In March 1995 the Company purchased all of the outstanding stock of Golden Sun. Proceeds for the purchase were obtained from a borrowing of $45.0 million under its Senior Term Loan and a borrowing of $15.0 million under the Revolving Credit Facility.

Net cash provided by financing activities in the six months ended June 30, 1996 includes debt repayments of $19.4 million as compared to $15.8 million for the comparable 1995 period. Additionally, the Company loaned $4.8 million to the ESOP for the purchase of 15,546 shares of common stock from existing shareholders.

The Company's cash and cash equivalents decreased from the amount at year-end as a result of the repayment of $19.4 million in debt, the loan to the ESOP, and the normal decrease in prepaid feed purchases from such amount at year-end. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased shortly prior to manufacturing and shipment.

Since the Acquisition, liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility.
Holdings and the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should they need to do so, may be affected by cash requirements for debt service. The Credit Agreement and the Indenture relating to the Company's 10 1/2% Senior Subordinated Notes due 2003 (the "Notes Indenture") contain numerous financial and operating covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. The Indenture relating to the Discount Debentures (the "Debenture Indenture") and Holdings' guaranty of the Credit Agreement have covenants binding Holdings that restrict similar types of matters. Holdings and the Company's ability to meet their debt service obligations and to comply with the terms of these covenants depends on the future performance of the Company.

The Credit Agreement requires that half of Excess Cash Flow (as defined) be used to repay the Senior Term Loan, with the remaining Excess Cash Flow available for use for additional capital expenditures, for acquisitions or for other purposes. The first mandatory supplemental repayment of Excess Cash Flow was for the period from September 1, 1993 to December 31, 1994 and totaled $17.9 million. In 1994 the Company made a $12.0 million prepayment with the remaining annual supplemental repayment of $5.9 million being paid on May 1, 1995. The next supplemental repayment for the year 1995 totals $9.8 million and was paid on April 30, 1996.

The Credit Agreement, the Notes Indenture and the Debenture Indenture contain provisions that restrict the payment of advances and loans from the Company to Holdings. Holdings conducts no business other than its ownership of the Company's common stock. Holdings has no direct funded debt obligation other than the Discount Debentures. As those Discount Debentures do not require any cash payments of debt service prior to 2001, the restrictive covenants described above should not limit Holdings' ability to meet its obligations.

                   PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the stockholders of Holdings was held on April 19, 1996. At the meeting the following persons were elected to serve as directors of Holdings until the 1997 annual meeting of stockholders and until their successors are duly elected and qualified: Paul F. Cornelsen, David L. Abbott, Allan R. Dragone, Frank Hevrdejs, William A. McMinn, William C. Oehmig, Jo Ann Smith and Gene G. Stoever.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT                                                                            PAGE NUMBER OR
NUMBER                   DESCRIPTION                                        INCORPORATION BY REFERENCE TO
- -------------------------------------------------------------------------------------------------------------

 3.1       Restated Certificate of Incorporation of                        Filed as Exhibit 3.1 to the
           Holdings                                                        Registration Statement on
                                                                           Form S-1 of Holdings and PMI,
                                                                           Registration No. 33-66606 and
                                                                           incorporated herein by
                                                                           reference

 3.2       Bylaws of Holdings                                              Filed as Exhibit 3.3 to the
                                                                           Registration Statement on
                                                                           Form S-1 of Holdings and PMI,
                                                                           Registration No. 33-66606 and
                                                                           incorporated herein by
                                                                           reference

 4.1       Indenture by and between Holdings and                           Filed as Exhibit 4.1 to the
           NationsBank of Texas, National Association, as                  Registration Statement on
           Trustee, with respect to the 11 1/2% Series A                   Form S-1 of Holdings,
           and Series B Discount Debentures                                Registration No. 33-70920 and
                                                                           incorporated herein by
                                                                           reference

 4.2       Indenture dated as of September 27, 1993 by                     Filed as Exhibit 4.1 to the
           and between the Company and IBJ Schroder Bank                   Current Report on Form 8-K of
           & Trust Company, as Trustee, with respect to                    Holdings dated September 27,
           the 10 1/4% Senior Subordinated Notes due                       1993 and incorporated herein
           2003, including the form of Note and guaranty                   by reference
           of Holdings

 4.3       Stockholders Agreement among Holdings and                       Filed as Exhibit 4.4 to the
           certain holders of Holdings Common Stock                        Current Report on Form 8-K of
           effective as of September 27, 1993                              Holdings dated September 27,
                                                                           1993 and incorporated herein
                                                                           by reference

 4.4       Employee Stockholders' Agreement among                          Filed as Exhibit 4.5 to the
           Holdings and certain holders of Holdings                        Current Report on Form 8-K of
           Common Stock effective as of September 27,                      Holdings dated September 27,
           1993                                                            1993 and incorporated herein
                                                                           by reference



EXHIBIT                                                                            PAGE NUMBER OR
NUMBER                   DESCRIPTION                                        INCORPORATION BY REFERENCE TO
- -------------------------------------------------------------------------------------------------------------

 4.5       Registration Rights Agreement among Holdings                    Filed as Exhibit 4.6 to the
           and certain holders of Holdings Common Stock                    Current Report on Form 8-K of
           effective as of September 27, 1993                              Holdings dated September 27,
                                                                           1993 and incorporated herein
                                                                           by reference

 4.6       Registration Rights Agreement among Holdings                    Filed as Exhibit 4.8 to the
           and the holders of Holdings Common Stock                        Current Report on Form 8-K of
           issued as a part of the Units effective as of                   Holdings dated September 27,
           September 27, 1993                                              1993 and incorporated herein
                                                                           by reference

 10.1      Ninth Amendment dated as of March 22, 1996 to                   Filed as Exhibit 10.1 to the
           Credit Agreement dated as of September 27,                      Quarterly Report on Form 10-Q
           1993 (the "Credit Agreement") among the                         filed by Holdings on May 2,
           Company, the banks named therein and Texas                      1996, and incorporated herein
           Commerce Bank National Association, as                          by reference.
           administrative and syndication agent, and the
           CIT Group/Business Credit, Inc., as collateral
           agent (collectively, the "Agents")

 10.2 <F*> Tenth Amendment dated as of June 28, 1996 to
           Credit Agreement dated as of September 27,
           1993 (the "Credit Agreement") among the
           Company, the banks named therein and Texas
           Commerce Bank National Association, as
           administrative and syndication agent, and the CIT Group/Business Credit, Inc., as collateral agent (collectively, the "Agents")

 27.1 <F*> Financial Data Schedule

- --------------------

<F*>   Filed herewith

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended
June 30, 1996.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PM HOLDINGS CORPORATION



Date:  August 5, 1996         /s/Ian R. Alexander
                              -------------------
                              Ian R. Alexander
                              Executive Vice President and
                              Chief Financial Officer

                                        EXHIBIT INDEX


EXHIBIT                                                                          PAGE NUMBER OR
NUMBER                    DESCRIPTION                                      INCORPORATION BY REFERENCE TO
- -------------------------------------------------------------------------------------------------------------

 3.1       Restated Certificate of Incorporation of                        Filed as Exhibit 3.1 to the
           Holdings                                                        Registration Statement on
                                                                           Form S-1 of Holdings and PMI,
                                                                           Registration No. 33-66606 and
                                                                           incorporated herein by
                                                                           reference

 3.2       Bylaws of Holdings                                              Filed as Exhibit 3.3 to the
                                                                           Registration Statement on
                                                                           Form S-1 of Holdings and PMI,
                                                                           Registration No. 33-66606 and
                                                                           incorporated herein by
                                                                           reference

 4.1       Indenture by and between Holdings and                           Filed as Exhibit 4.1 to the
           NationsBank of Texas, National Association, as                  Registration Statement on
           Trustee, with respect to the 11 1/2% Series A                   Form S-1 of Holdings,
           and Series B Discount Debentures                                Registration No. 33-70920 and
                                                                           incorporated herein by
                                                                           reference

 4.2       Indenture dated as of September 27, 1993 by                     Filed as Exhibit 4.1 to the
           and between the Company and IBJ Schroder Bank                   Current Report on Form 8-K of
           & Trust Company, as Trustee, with respect to                    Holdings dated September 27,
           the 10 1/4% Senior Subordinated Notes due                       1993 and incorporated herein
           2003, including the form of Note and guaranty                   by reference
           of Holdings

 4.3       Stockholders Agreement among Holdings and                       Filed as Exhibit 4.4 to the
           certain holders of Holdings Common Stock                        Current Report on Form 8-K of
           effective as of September 27, 1993                              Holdings dated September 27,
                                                                           1993 and incorporated herein
                                                                           by reference

 4.4       Employee Stockholders' Agreement among                          Filed as Exhibit 4.5 to the
           Holdings and certain holders of Holdings                        Current Report on Form 8-K of
           Common Stock effective as of September 27,                      Holdings dated September 27,
           1993                                                            1993 and incorporated herein
                                                                           by reference

 4.5       Registration Rights Agreement among Holdings                    Filed as Exhibit 4.6 to the
           and certain holders of Holdings Common Stock                    Current Report on Form 8-K of
           effective as of September 27, 1993                              Holdings dated September 27,
                                                                           1993 and incorporated herein
                                                                           by reference




EXHIBIT                                                                          PAGE NUMBER OR
NUMBER                    DESCRIPTION                                      INCORPORATION BY REFERENCE TO
- -------------------------------------------------------------------------------------------------------------

 4.6       Registration Rights Agreement among Holdings                    Filed as Exhibit 4.8 to the
           and the holders of Holdings Common Stock                        Current Report on Form 8-K of
           issued as a part of the Units effective as of                   Holdings dated September 27,
           September 27, 1993                                              1993 and incorporated herein
                                                                           by reference

 10.1      Ninth Amendment dated as of March 22, 1996 to                   Filed as Exhibit 10.1 to the
           Credit Agreement dated as of September 27,                      Quarterly Report on Form 10-Q
           1993 (the "Credit Agreement") among the                         filed by Holdings on May 2,
           Company, the banks named therein and Texas                      1996, and incorporated herein
           Commerce Bank National Association, as                          by reference.
           administrative and syndication agent, and the
           CIT Group/Business Credit, Inc., as collateral
           agent (collectively, the "Agents")

 10.2 <F*> Tenth Amendment dated as of June 28, 1996 to
           Credit Agreement dated as of September 27,
           1993 (the "Credit Agreement") among the
           Company, the banks named therein and Texas
           Commerce Bank National Association, as
           administrative and syndication agent, and the CIT Group/Business Credit, Inc., as collateral agent (collectively, the "Agents")

 27.1 <F*> Financial Data Schedule

- --------------------

<F*>  Filed herewith