Form 10-Q
period 1996-09-30
PM HOLDINGS CORP
filed 1996-11-08
CIK 909987

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                   FORM 10-Q

      (Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-66606


                            PM HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            76-0407288
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

                            Yes   X      No
                               -------     -------

     As of November 5, 1996, 453,801 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.


                                    Page 1 of 18 pages

                            PM HOLDINGS CORPORATION

                               Table of Contents
                       Form 10-Q for the Quarterly Period
                            Ended September 30, 1996

                                                               Page
                                                               ----
PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets at September 30,
            1996 and December 31,1995                             3

            Consolidated Statements of Operations for
            the three and nine months ended September 30,
            1996 and September 30, 1995                           4

            Consolidated Statements of Cash Flows for
            the nine months ended September 30, 1996 and
            September 30,1995                                     5

            Notes to Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        10

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                     15

SIGNATURE                                                        17


PM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                                           DECEMBER 31, 1995
                                                                                                             (DERIVED FROM
                                                                                                           AUDITED FINANCIAL
                                                                                   SEPTEMBER 30, 1996         STATEMENTS)
                                                                                   ------------------      -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                               $ 11,113                $ 21,479
Accounts receivable, net                                                                  55,325                  55,499
Inventories                                                                               63,108                  61,437
Prepaid expenses and other current assets                                                 17,849                  16,088
                                                                                   -----------------------------------------
TOTAL CURRENT ASSETS                                                                     147,395                 154,503
Property, plant and equipment, net                                                       247,216                 266,769
Intangible assets, net                                                                   142,851                 160,439
Other assets                                                                              61,368                  55,954
                                                                                   -----------------------------------------
TOTAL ASSETS                                                                            $598,830                $637,665
                                                                                   =========================================

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                        $ 60,796                $ 75,152
Current portion of long-term debt                                                         24,010                  27,717
Bank borrowings under Revolving Credit Facility                                           30,730                   6,000
Customer advance payments                                                                  1,665                  11,136
Other current liabilities                                                                 29,159                  32,342
                                                                                   -----------------------------------------
TOTAL CURRENT LIABILITIES                                                                146,360                 152,347

Other liabilities                                                                         62,868                  60,338
Long-term debt                                                                           356,958                 371,306

Common stock held by ESOP                                                                 35,742                  31,000
      Less unearned ESOP compensation                                                     (3,631)                 (1,483)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value:  200,000 shares
      authorized, none issued or outstanding
Common stock, $0.01 par value:  800,000 shares
      authorized, 453,801 and 452,951 shares issued
      and outstanding at September 30, 1996 and December 31, 1995, respectively                5                       5
Additional paid-in capital                                                                33,971                  38,769
Accumulated deficit                                                                      (33,443)                (14,617)
                                                                                   -----------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   533                  24,157
                                                                                   -----------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $598,830                $637,665
                                                                                   =========================================

(SEE ACCOMPANYING NOTES)


PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED                               NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                          1996                    1995                    1996                    1995
                                      -------------           -------------           -------------           -------------
NET SALES                               $290,802                $243,361                $892,815                $735,923

COSTS AND EXPENSES:
Cost of products sold                    250,565                 200,226                 766,237                 604,260
Marketing, distribution and advertising   19,955                  20,406                  62,754                  60,369
General and administrative                 7,661                   8,386                  24,015                  25,240
Amortization of intangibles                4,861                   4,721                  14,626                  13,761
Research and development                   1,906                   1,751                   5,463                   4,860
Other (income) expense, net                9,566                   1,299                  10,536                   3,705
                                      -------------------------------------------------------------------------------------
                                         294,514                 236,789                 883,631                 712,195
                                      -------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                   (3,712)                  6,572                   9,184                  23,728
Interest expense                          10,977                  11,309                  32,797                  33,188
                                      -------------------------------------------------------------------------------------
Loss before income taxes                 (14,689)                 (4,737)                (23,613)                 (9,460)
Income tax benefit                        (2,530)                 (2,064)                 (5,313)                 (3,619)
                                      -------------------------------------------------------------------------------------
NET LOSS                                $(12,159)               $ (2,673)               $(18,300)               $ (5,841)
                                      =====================================================================================

NET LOSS PER COMMON SHARE               $ (27.73)               $  (6.15)               $ (41.43)               $ (21.13)
                                      =====================================================================================


(SEE ACCOMPANYING NOTES)


PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                   SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                                                                   ------------------      ------------------
OPERATING ACTIVITIES:
Net loss                                                                                $(18,300)               $ (5,841)
Adjustment to reconcile net loss to net cash
 provided by operating activities:
      Depreciation & amortization                                                         38,570                  35,623
      Provision for loss on asset disposition                                             14,042                      --
      Compensation under ESOP                                                              4,046                   6,860
      Accretion of discount on Discount Debentures                                         5,650                   5,048
      Provision for deferred taxes                                                       (12,265)                 (1,528)
      Other                                                                              (24,216)                (35,298)
                                                                                   ------------------------------------------
Net cash provided by operating activities                                               $  7,527                $  4,864

INVESTING ACTIVITIES:
Purchase of Golden Sun Acquisition Company                                                    --                 (57,176)
Purchase of property, plant and equipment                                                (13,076)                (13,895)
Other                                                                                        728                     399
                                                                                   ------------------------------------------
Net cash used in investing activities                                                   $(12,348)               $(70,672)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                                   24,730                  29,335
Proceeds from term loans                                                                      --                  45,000
Repayment of notes payable                                                               (23,401)                (18,960)
Loan to ESOP                                                                              (6,194)                 (4,000)
Other                                                                                       (680)                  1,258
                                                                                   ------------------------------------------
Net cash provided by (used in) financing activities                                     $ (5,545)               $ 52,633

Decrease in cash and cash equivalents                                                    (10,366)                (13,175)
Cash and cash equivalents at beginning of period                                          21,479                  22,597
                                                                                   ------------------------------------------
Cash and cash equivalents at end of period                                              $ 11,113                $  9,422
                                                                                   ==========================================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest                                                                          $ 24,248                $ 25,081
      Income taxes                                                                         4,685                   4,441




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

The consolidated balance sheet at September 30, 1996 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the fiscal 1996 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1996. The consolidated balance sheet at December 31, 1995 was derived from the Holdings' December 31, 1995 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at September 30, 1996 and for the three and nine months then ended.

Net Loss per Common Share

Net loss per common share for the three and nine months ended September 30, 1996 and 1995 is computed based on the weighted average number of common shares outstanding during the period. Such number of shares represents the average outstanding shares, net of the shares held by the Employee Stock Ownership Plan (the "ESOP") and not allocated to employees (the "Unreleased Shares").

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

(Dollars in thousands, except per share amounts)

                                                THREE MONTHS ENDED                              NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                          1996                    1995                    1996                    1995
                                      -------------           -------------           -------------           -------------
Average outstanding shares               438,409                 434,682                 441,699                 423,309

Net loss per consolidated
statement of operations                 $(12,159)               $ (2,673)               $(18,300)               $ (5,841)

Less appreciation in value of
Released Shares during the
period in excess of amounts
recognized as compensation
expense                                       --                      --                      --                  (3,102)
                                      -------------------------------------------------------------------------------------

Net loss for purposes of
computing net loss per share            $(12,159)               $ (2,673)               $(18,300)               $ (8,943)
                                      =====================================================================================

Net loss per common share               $ (27.73)               $  (6.15)               $ (41.43)               $ (21.13)
                                      =====================================================================================

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                   SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                   ------------------       -----------------
Finished goods                           $20,508                 $19,867
Raw materials                             42,600                  41,570
                                   ------------------------------------------
Total inventories                        $63,108                 $61,437
                                   ==========================================


4.  PROPERTY, PLANT AND EQUIPMENT

During the first nine months of 1996 the Company made the decision to discontinue all manufacturing operations at seven of its facilities.
Products for distribution to customers of these closed facilities will be manufactured at the Company's other facilities. Under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), the Company has recorded a loss of $9.3 million on these manufacturing assets, representing the amount by which the book value exceeds the estimated net realizable value. The value of the assets awaiting disposition is based on estimates of Company management. Demolition costs of $.8 million and a write-off of $3.9 million for related goodwill was also recorded. The total $14.0 million expense is included in other (income) expense in the financial statement for the nine month period ended September 30, 1996.

5.  LONG-TERM DEBT

The Company is required to make annual supplemental repayments under its $130.0 million seven-year term loan (the "Senior Term Loan") with a group of lending banks, in amounts equal to 50% of Excess Cash Flow as defined in the Credit Agreement. The annual supplemental repayment of $9.8 million for the year 1995 was paid on April 30, 1996.

6.  COMMON STOCK HELD BY THE ESOP

Common stock held by the ESOP (100,000 shares at December 31, 1995 and 115,296 shares at September 30, 1996) and valued at its fair market value has been classified outside of permanent equity as, under certain conditions, participants may require the Company to purchase for cash common stock distributed to them by the ESOP. The unearned compensation, being the fair market value of Unreleased Shares of approximately $3.6 million at September 30, 1996 and $1.5 million at December 31, 1995, is presented in the consolidated balance sheet as a reduction to common stock held by the ESOP. The increase in unearned compensation is due to the purchase of additional shares of common stock by the ESOP in 1996. Funds for such purchase were primarily from proceeds of $6.2 million in loans from the Company to the ESOP.

7.  SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for the Company at September 30, 1996, for the three and nine-month periods then ended, and at December 31, 1995 and the three and nine-month periods ended September 30, 1995 is as follows (in thousands):


                                   SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                   ------------------       -----------------
BALANCE SHEET DATA:
   Current assets                       $149,464                $156,568
   Noncurrent assets                     442,680                 475,675
   Current liabilities                   146,586                 152,549
   Noncurrent liabilities                353,497                 370,966

                                                THREE MONTHS ENDED                             NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
STATEMENTS OF OPERATIONS DATA:            1996                    1995                    1996                    1995
-----------------------------         -------------           -------------           -------------           -------------
   Net sales                            $290,802                $243,361                $892,815                $735,923
   Costs and expenses                    294,506                 236,444                 883,596                 709,502
   Net loss                              (10,867)                 (1,282)                (14,468)                   (676)


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

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Gross profit decreased $2.9 million to $40.2 million, a decline of 6.7% from the comparable 1995 period. Average feed IOIC per ton was $62.65, a .5% increase over the three-month period ended September 30, 1995. Overall volume was 1.12 million tons during the quarter ended September 30, 1996, a 4.5% decrease compared to the 1995 period, as product sale decreases in beef cattle and specialty more than offset modest increases in product sales related to all other species.

Beef cattle tons decreased 26.0% from the 1995 period due primarily to the significant decrease in cattle in feedlots and favorable grazing conditions in the southwest in 1996. Dairy cattle tons increased 2.1% but IOIC per ton decreased 3.1% due to a product-mix shift toward complete products caused by shortages of corn and other grains. Hog volume increased 2.0% and IOIC per ton also increased 1.1% as prices for end-products remained strong.

Laying chicken and meatbird volume increased 13.6% compared to the 1995 period and reflects the Company's lease of a plant in Wisconsin and the corresponding supply agreement for the manufacture of duck feed. Horse volume increased 8.3% over the 1995 period, continuing its growth and reflecting the aggressive promotion of these products. Specialty and other volume decreased 4.4% from the 1995 period primarily as a result of the high commodity prices.

Cost of products sold increased $50.3 million over the 1995 period, reflecting the large increase in ingredient costs. Manufacturing expenses decreased $1.4 million reflecting lower volume and the continued emphasis on cost control. The total of marketing, distribution and advertising, general and administrative, and research and development costs also decreased $.9 million.

Other (income) expense for the 1996 period includes a $10.5 million loss on the write-down of various manufacturing facilities and related goodwill. This is offset by $.8 million of income related to service fees and profits from marketing arrangements and joint venture income. For the comparable 1995 period, service fees and profits from marketing arrangements and joint ventures approximated $.4 million which was offset by a $1.5 million reorganization charge and $.3 million of costs attributable to the aborted Ralston international agri-business acquisition.

Interest expense decreased as a result of a lower debt level and an approximate .4% decrease in the interest rate on the Senior Term Loan from 1995, offset partially by increased accretion on the Discount Debentures (defined below).

The Company's 1996 income tax benefit is less than the amount at the statutory rate due to the amortization and write-off of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on Holdings 11 1/2% Series B Subordinated Discount Debentures due 2005 (the "Discount Debentures").

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Gross profit decreased $5.1 million to $126.6 million, a decline of 3.9% from the comparable 1995 period. Average feed IOIC per ton was $60.24, approximately equal to the nine-month period ended September 30, 1995. Overall volume was 3.6 million tons during both nine-month periods ended September 30, 1996 and 1995. Increases in 1996 product sales volume in dairy, hog and horse offset decreases in beef cattle, poultry, meatbird, specialty and other.

Beef cattle tons decreased 1.1% from the 1995 period as a result of the decrease in feedlot cattle numbers and the favorable grazing conditions during the third quarter of 1996. IOIC on cattle tons also decreased 5.1% per ton due to the significant increase in commodity prices. Dairy cattle tons increased slightly with IOIC per ton decreasing 6.7% due to a product-mix shift toward complete products and price pressures caused by unusually high commodity prices. Hog volume increased 3.1% due to the addition of Golden Sun with IOIC per ton also increasing 1.6% due primarily to the higher unit margin of Golden Sun products.

Laying chicken and meatbird volume decreased 8.0% compared to the 1995 period and reflects the termination of the lease of a plant manufacturing poultry products in the third quarter of 1995. Horse volume increased 5.7% over the 1995 period, continuing its growth and reflecting the aggressive promotion of these products. Specialty and other volume decreased 2.0% over the 1995 period due primarily to the high cost of ingredients.

Cost of products sold increased $162.0 million over the 1995 period, reflecting the unusually large increase in ingredient costs. Manufacturing expenses also increased $2.0 million, with the overall cost reductions of $1.5 million being offset by a $1.5 million increase attributable to the additional Golden Sun business and operating its facilities in 1996 plus a $2.0 million increase in depreciation expense. The total of marketing, distribution and advertising, general and administrative, and research and development costs increased $1.8 million as the expense for the 1996 period included the additional costs associated with the Golden Sun operations. The expense for the 1996 period also includes additional severance expense of $1.2 million related to the plant closings and other personnel reductions.

Other (income) expense for the 1996 period includes the $14.0 million loss on the write-down of the various manufacturing facilities. This is offset by $2.7 million of income related to service fees and profits from marketing arrangements and joint venture income. For the comparable 1995 period, service fees and profits from marketing arrangements and joint ventures approximated break-even with the $3.7 million loss primarily representing costs associated with the aborted Ralston international agri-business acquisition and the 1995 reorganization.

Interest expense decreased as a result of a lower debt level and an approximate .6% decrease in the interest rate on the Senior Term Loan over 1995, offset partially by increased accretion on the Discount Debentures.

The Company's income tax benefit is less than the amount at the statutory rate in 1996 due to the amortization and write-off of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on Holdings Discount Debentures.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, net cash provided by operations before the effects of changes in operating assets and liabilities was $31.7 million, compared to $40.2 million in the 1995 period. The 1996 decrease was primarily due to reduced operating income.

The Credit Agreement between the Company and a group of lending banks (The "Credit Agreement") contains covenants that require the Company to limit capital expenditures to $20.0 million per year. These expenditures are permitted subject to compliance with certain financial covenants and may be increased under certain conditions. As a result of the annual supplemental repayment based on Excess Cash Flow, the Company's capital expenditure allowance is increased by approximately $9.8 million for the period May 1, 1996 to April 30, 1997. The Company currently anticipates that its total 1996 capital expenditures will approximate $22.0 million, inclusive of approximately $12.1 million allocated for construction of new plants in Statesville, NC and Hagerstown, MD. The Company plans to fund capital expenditures by using internally generated funds, borrowings from the sale of industrial revenue bonds ("IRBs") and, if necessary, borrowings under the Revolving Credit Facility created pursuant to the Credit Agreement. The Credit Agreement was amended on June 28, 1996 to increase the borrowing capacity under the Revolving Credit Facility from $50.0 million to $65.0 million. At September 30, 1996 the Company had approximately $11.1 million in cash and cash equivalents on hand, and approximately $13.9 million (after giving effect to borrowing base limitations) was available for borrowings under the Revolving Credit Facility.

Net cash used in investing activities for purchases of property, plant and equipment was $13.1 million for the nine-months ended September 30, 1996 compared to $13.9 million for the nine-month period ended September 30, 1995. In March 1995 the Company purchased all of the outstanding stock of Golden Sun. Proceeds for the purchase were obtained from a borrowing of $45.0 million under its Senior Term Loan and a borrowing of $15.0 million under the Revolving Credit Facility.

Net cash used in financing activities in the nine months ended September 30, 1996 includes debt repayments of $23.4 million as compared to $19.0 million for the comparable 1995 period. Additionally, the Company loaned $6.2 million to the ESOP for the purchase of shares of common stock from existing shareholders in 1996 versus a loan of $4.0 million for a similar transaction in 1995.

The Company's cash and cash equivalents decreased from the amount at year-end as a result of the repayment of $23.4 million in debt, the loan to the ESOP, and the normal decrease in prepaid feed purchases from such amount at year-end. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased shortly prior to manufacturing and shipment.

Holdings' liquidity needs have been and will continue to be met through internally generated funds, IRBs, and, to the extent necessary, borrowings under the Revolving Credit Facility. Holdings and the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should they need to do so, may be affected by cash requirements for debt service. The Credit Agreement and the Indenture relating to the Company's 10 1/2% Senior Subordinated Notes due 2003 (the "Notes Indenture") contain numerous financial and operating covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. The Indenture relating to the Discount Debentures (the "Debenture Indenture") and Holdings' guaranty of the Credit Agreement have covenants binding Holdings that restrict similar types of matters. Holdings and the Company's ability to meet their debt service obligations and to comply with the terms of these covenants depends on the future performance of the Company.

The Credit Agreement requires that half of Excess Cash Flow (as defined) be used to repay the Senior Term Loan, with the remaining Excess Cash Flow available for use for additional capital expenditures, for acquisitions or for other purposes. The first mandatory supplemental repayment of Excess Cash Flow was for the period from September 1, 1993 to December 31, 1994 and totaled $17.9 million. In 1994 the Company made a $12.0 million prepayment with the remaining annual supplemental repayment of $5.9 million being paid on May 1, 1995. The next supplemental repayment for the year 1995 totaled $9.8 million and was paid on April 30, 1996.

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

                          PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

EXHIBIT                                                                        PAGE NUMBER OR
NUMBER                      DESCRIPTION                                 INCORPORATION BY REFERENCE TO
--------------------------------------------------------------------------------------------------------
 3.1        Restated Certificate of Incorporation of                    Filed as Exhibit 3.1 to the
            Holdings                                                    Registration Statement on
                                                                        Form S-1 of Holdings and PMI,
                                                                        Registration No. 33-66606 and
                                                                        incorporated herein by
                                                                        reference

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


EXHIBIT                                                                        PAGE NUMBER OR
NUMBER                      DESCRIPTION                                 INCORPORATION BY REFERENCE TO
--------------------------------------------------------------------------------------------------------
27.1<F*>    Financial Data Schedule

--------------------
<F*>  Filed herewith

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PM HOLDINGS CORPORATION



Date:  November 5, 1996                    /s/Ian R. Alexander
                                           ----------------------------
                                           Ian R. Alexander
                                           Executive Vice President and
                                           Chief Financial Officer

                                             EXHIBIT INDEX

EXHIBIT                                                                         PAGE NUMBER OR
NUMBER                      DESCRIPTION                                 INCORPORATION BY REFERENCE TO
--------------------------------------------------------------------------------------------------------
 3.1        Restated Certificate of Incorporation of                    Filed as Exhibit 3.1 to the
            Holdings                                                    Registration Statement on
                                                                        Form S-1 of Holdings and PMI,
                                                                        Registration No. 33-66606 and
                                                                        incorporated herein by
                                                                        reference

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

27.1<F*>    Financial Data Schedule


--------------------
<F*>  Filed herewith