Form 10-K405
period 1996-12-31
PM HOLDINGS CORP
filed 1997-03-21
CIK 909987

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-K

                [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended December 31, 1996

                                          OR

                [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the transition period from ------to------

                                 Commission File No. 33-66606

                                    PM Holdings Corporation
                     (Exact name of registrant as specified in its charter)

                     Delaware                               76-0407288
          State or other jurisdiction of                  I.R.S. Employer
          incorporation or organization                Identification Number

                                    1401 S. Hanley Road
                                 St. Louis, Missouri 63144
                   (Address of principal executive offices)  (Zip Code)

            Registrant's telephone number, including area code:  (314) 768-4100

                Securities registered pursuant to Section 12(b) of the Act:
                                             None
                Securities registered pursuant to Section 12(g) of the Act:
                                             None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes...X....  No........

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     As of March 15, 1997 the number of shares of common stock, par value $.01 per share, outstanding was 453,801. As of such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $121,000,000.

                                     TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
                                           PART I
                                           ------
Item   1.   Business                                                                3

Item   2.   Properties                                                             14

Item   3.   Legal Proceedings                                                      15

Item   4.   Submission of Matters to a Vote of Security Holders                    15

                                           PART II

Item   5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                                  15

Item   6.   Selected Financial Data                                                16

Item   7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  17

Item   8.   Financial Statements and Supplementary Data                            23

Item   9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                  52

                                           PART III

Item  10.   Directors and Executive Officers of the Registrant                     52

Item  11.   Executive Compensation                                                 56

Item  12.   Security Ownership of Certain Beneficial Owners
              and Management                                                       61

Item  13.   Certain Relationships and Related Transactions                         62

                                            PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                          63

                                   PART I
ITEM 1.     BUSINESS

General

PM Holdings Corporation ("Holdings") was formed in July 1993 by an investor group led by The Sterling Group, Inc. ("Sterling"), a private financial organization, to acquire Purina Mills, Inc. ("Purina Mills" or the "Company"). In September 1993, PMI Acquisition Corporation ("PMI"), a wholly owned subsidiary of Holdings, acquired all of the outstanding capital stock of the Company (the "Acquisition") and was merged into the Company. Unless the context otherwise requires, the term "Holdings" refers to PM Holdings Corporation and its subsidiaries and the term "Company" refers to Purina Mills, Inc. and its subsidiaries . Holdings has no direct subsidiaries other than the Company and conducts no business other than that of the Company.

On March 15, 1995, the Company acquired all of the outstanding capital stock of Golden Sun Acquisition Company which was subsequently merged into Purina Mills. Golden Sun Acquisition Company's operations were conducted through subsidiary corporations, primarily Golden Sun Feeds, Inc. ("Golden Sun"). Golden Sun manufactures and markets feed primarily in the Midwest. Consideration, including applicable fees, consisted of $62.0 million in cash; 15,000 shares of Holdings common stock, and additional payments to be made during the five years following closing based on the volume of feed sales under a feed supply agreement with a customer. See Note 5 of Notes to Consolidated Financial Statements. Additional payments made or due as of December 31, 1996 total $.7 million. All funds required to consummate the transaction were borrowed under the Company's credit facilities.

Portions of this report include forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

The Company

Purina Mills is the market leader in the United States in developing, manufacturing and marketing animal nutrition products for dairy cattle, beef cattle, hogs and horses. The Company also develops, manufactures and sells poultry feeds and specialty feeds for rabbits, zoo animals, birds, fish and pets. The Company's products are generally marketed under the widely recognized brand names Purina(R) and Chow(R), and the "Checkerboard" Nine Square Logo(R) and other trademarks pursuant to an exclusive, perpetual, royalty-free license from Ralston Purina Company.
Golden Sun products are marketed under the Golden Sun brand and related trademarks. The Company's products are sold as complete feeds or concentrates which are mixed with the customer's base ingredients. Over the past 100 years, the Company has built and maintained its industry leadership by consistently providing high-quality, innovative products and dedicated customer service.

The Company develops differentiable feed products, programs and information through research and development efforts utilizing its extensive knowledge of the nutritional requirements of animals, the nutritional content of various ingredients, and process technology. This knowledge enables the Company to develop high-performance, value-added products that can be differentiated from other feed alternatives. The Company's products are designed to provide the balance of nutrients that meets the needs of a particular species of animal at each phase of its life cycle. The Company believes that the continued market leadership of its various products and programs will depend, in part, upon maintaining a cost-effective balance between weight gain, feed efficiency, yield, animal health and price.

For the commercial animal business, the Company develops and sells its products as part of a package that includes nutrition and management programs. The Company's nutrition programs include information and services regarding the care of the animals and their facilities, as well as nutritional, genetic and breeding counseling. The Company's approximately 470 sales representatives and technical services staff, including approximately 40 field-based consultants with Ph.D. degrees, work closely with dealers and customers to help ensure that the Company's feed products, programs and services are matched with the animal producer's facilities and overall management practices, as well as the genetic potential of the specific animal species. To support increasingly sophisticated customers, the Company has changed its mix of salespeople in recent years from predominantly "generalists" to approximately 75% "specialists" who focus on individual species or distribution channels.

The demand for particular products is affected by a number of factors, including the price of grains and the price of the end-products of animal producers. When the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's tonnage has been correspondingly higher. During periods when commodity prices (particularly for corn) have been relatively low, animal producers have tended to provide their own grains (resulting in decreased volume) and have purchased concentrated, nutritional additives, which have higher per unit margins. Historically, the effect on profitability of lower volume during periods of low commodity prices has tended to be offset to a large degree by an increase in overall unit margin.

One of the fastest growing areas for the Company is the retail specialty area (horses, rabbits and other companion animals) which depends on a different set of criteria to be successful. A differentiated line of products and programs are important but a strong distribution system and aggressive marketing support are also required. The Company has been able to energize our 4,500 retail outlets through the implementation of new products and innovative marketing programs. The Company intends to continue to invest in resources that will help develop new dealers and encourage continued growth.

Source and Availability of Raw Materials

The basic feed manufacturing process consists of grinding various grains and protein sources into a meal form and then mixing it with nutritional additives, such as vitamins, minerals and synthetic amino acids, and, in some cases, medications. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. The Company's feed formulas are based upon the nutrient content as determined through proprietary scientific research. When the price of certain raw ingredients increases, the Company can generally adjust its feed formulas by substituting lower-cost alternative ingredients to produce feed with equivalent nutritional value.

The Company manufactures its feed products from raw ingredients ranging from widely-traded commodities, such as corn, milo, meat meal, soybean meal and wheat middlings, to more specialized ingredients such as vitamins, minerals, medications and synthetic amino acids. The Company purchases most of its corn, milo, meat meal and other locally available ingredients through its purchasing agents based at the Company's field locations. Other ingredients, such as soybean meal, wheat middlings, vitamins, minerals, medications and synthetic amino acids, are generally purchased by the Company's central purchasing operation in St. Louis so that the Company may take advantage of volume purchase discounts.

The raw materials used by the Company are generally available from a number of different sources. The Company has not experienced any significant interruption in availability of raw materials. The Company does not typically enter into long-term contracts for purchase of ingredients. However, the prices of many of the Company's raw materials can be volatile. Although the Company generally passes on price changes to its customers, it uses the futures markets, options and other risk management tools to protect its margins on firm purchase price sales contracts with customers and to lock in prices to support promotions on various products. Management has extensive experience in purchasing ingredients in the commodity markets.
From time to time, the Company takes positions in various ingredients to assure supply and to protect profits on anticipated sales volume. Although the Company uses these risk management tools to hedge its risks, it does not speculate in the commodity market and the Company maintains a relatively low dollar level of risk related to open positions in the market. See Note 2 of Notes to Consolidated Financial Statements.

In the feed industry potential manufacturing economies of scale are generally not sufficient to offset the cost of shipping products significant distances as raw materials, which make up a large percentage of finished products, are often available locally. As a result, the Company operates nationally with a network of manufacturing facilities with sufficient capacity to meet the demands of the local market in which the facility is located.

Seasonality

The Company's business is seasonal, with a higher percentage of the feed volume sold and earnings being generated during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting the Company's cattle product lines. If the weather is particularly cold and wet during the winter, sales of feed for cattle increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of feed for cattle may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under those conditions. Other product lines are affected marginally by seasonal conditions but these conditions do not materially affect the Company's quarter-by-quarter results of operations.

Working Capital

The Company operates with a relatively low working capital level because a majority of its sales (approximately 63% in the year ended December 31, 1996) are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products. Raw ingredients are normally purchased shortly prior to manufacturing and shipment. In addition, the Company provides programs whereby customers who are cash basis taxpayers may take advantage of favorable tax treatment and prepay feed purchases for the following year. The total of these prepayments was $17.5 million at December 31, 1996 and $11.1 million at December 31, 1995.

Competition

The Company believes that its market share is approximately 4-5% of the total primary feed produced in the United States, and approximately 9-10% of the estimated available potential market. The Company considers the "available potential market" for its products in any one species to be the total volume of feed produced, except that used by producers that have integrated feed operations or alignments with other feed manufacturers.

The industry, which has substantial excess capacity in certain areas of the country, is highly competitive. Both the feed production and animal production industries are consolidating, and this trend is expected to continue. To date, the Company has been successful at generating business directly with some large producers of animals. However, as producers of animals get larger, they historically have tended to integrate their business by acquiring or constructing feed production facilities to meet some or all of their requirements and,
consequently, have relied less on outside suppliers of feed.   As the
consolidation of animal producers continues, the available market for commercial feeds may shrink if producers integrate into feed production and, if so, competition may increase. Management expects consolidation in the commercial feed industry itself, and acquisitions and other business combinations in recent years indicate that this consolidation is occurring.

Only one competitor's commercial business approaches the scope of the Company's national distribution network. The industry is highly fragmented, with the bulk of the industry consisting of regional competitors (including cooperatives) with several manufacturing facilities and a large number of small, local manufacturers, many of which operate only one feed mill. The Company believes that it distinguishes itself from its competitors through a competitive strategy of differentiation using its high-performance, value-added products, which it develops and sells on a national basis. Although the strength of competitors varies by geographic area and product line, the Company believes that no other competitor produces and markets the breadth of products that the Company provides.

Much of the competition in the industry centers around price due to the commodity-like aspects of the basic product lines. However, the Company focuses its efforts on high-performance, value-added products which are designed to be cost effective on the basis of weight gain, feed efficiency, yield, animal health and price. The Company's extensive expertise in animal nutrition requirements and the nutritional content of various ingredients, developed through research and combined with its manufacturing expertise and ingredient purchasing capabilities, allow the Company to use lower-cost ingredients, as well as alternative ingredients, to a greater extent than many of its competitors.

The Company also competes on the basis of service by providing training programs for dealers, using species specialists with advance technical qualifications to consult with customers, developing and manufacturing customized products for customers, and offering various financing assistance programs to attract and retain dealers and direct customers. In some areas of the United States, feed companies have increased the use of contracting for livestock production to generate and control feed volume. The Company does not offer these arrangements but does enter into joint ventures for animal production and marketing arrangements (such as market price risk sharing arrangements) on a limited basis.

Research and Development

The Company owns and operates a 1,188 acre Research Center at Gray Summit, Missouri, where the Company's research staff develops new products, product enhancements and technologies. The Company conducts extensive animal research to develop value-added products and programs designed to optimize the genetic performance potential of animals. The research facility is operated by approximately 70 employees. Basic research is conducted by Ph.D. scientists and technical staff who are dedicated to each specie served by the Company's products. The Company's researchers have gained extensive knowledge of the nutritional composition and values of the primary ingredients used in feed and the full range of acceptable substitute ingredients. The Company believes that the scope of its research and development activities and the synergies created from conducting research across various product lines and species provide it with a significant competitive advantage. The Company's research and development expenditures (net of proceeds from sales of animals and animal products of approximately $1.0 million in each year presented) were approximately $7.0 million, $6.7 million and $6.3 million in 1996, 1995, and 1994, respectively.

Regulation

The Company is subject to regulation by the U.S. Food and Drug Administration ("FDA") and the United States Department of Agriculture ("USDA"). The FDA regulates all ingredients that are part of animal feed (feed additives) or that contact animal feed (feed contact additives). It also regulates animal drugs that come in dosage form for administration to animals, or that are added through water or feed. The Company's production facilities are subject to inspection at least once every two years by the FDA.

The USDA is responsible for assuring that products derived from animals are wholesome, which includes inspection for any drug residues that the animal might contain. The USDA monitors residues and when violations occur, the USDA works in conjunction with FDA to investigate and assign responsibility. Similar to this federal regime, each state's Department of Agriculture also regulates feed production facilities and feed products.

Environmental

The Company has an environmental policy designed to ensure that it operates in material compliance with applicable environmental regulations. The Company also has undertaken a compliance audit program that addresses environmental and other regulatory compliance. The Company makes expenditures that it believes are necessary to comply with its environmental compliance practices. Capital expenditures for environmental control facilities to maintain compliance with environmental regulations are included in the Company's overall capital budget and were less than $1 million in

1996. Such expenditures are not expected to increase significantly in the foreseeable future.

Employees

The Company had approximately 2,600 full-time employees as of December 31, 1996.

Industry Overview

According to the 1996 Feedstuffs Reference Issue, the total animal feed industry in the United States produced approximately 116.6 million tons of primary feed in 1995. Animal producers and processors purchased approximately $23.6 billion of animal nutrition products in 1995. Animal feed typically represents 50-70% of the total cost of producing meat, milk and eggs at the farm level. The magnitude of costs represented by animal feed make the effective management of feed cost one of the most important economic components of animal raising. Although some customers buy feed on the basis of price alone, many customers consider the performance characteristics of the feed they purchase and appreciate the cost effectiveness and yields produced by the Company's value-added products.

Product Lines

The following table sets forth, by major product line, the sales volume and gross sales for each of the last three years:


(In Thousands)

                                      Year Ended                 Year Ended                    Year Ended
                                  December 31, 1994          December 31, 1995             December 31, 1996
                                 ----------------------------------------------------------------------------
Total tons sold                            5,024                      5,080                         4,984
Total gross sales                    $ 1,030,760                $ 1,058,456                   $ 1,249,184

Product Lines:
-------------
Dairy Cattle
  Tons sold                                1,321                      1,265                         1,267
  Gross sales                        $   256,934                $   246,542                   $   301,260
Beef Cattle
  Tons sold                                1,377                      1,467                         1,363
  Gross sales                        $   224,851                $   241,253                   $   261,693
Hog
  Tons sold                                1,010                      1,058                         1,071
  Gross sales                        $   241,899                $   250,316                   $   306,441
Horse
  Tons sold                                  308                        346                           370
  Gross sales                        $    69,216                $    81,257                   $   103,513
Poultry
  Tons sold                                  548                        418                           417
  Gross sales                        $    94,981                $    74,296                   $    90,265
Specialty and Other
  Tons sold                                  460                        526                           496
  Gross sales                        $   142,879                $   164,792                   $   186,012

Set forth below is a description of each major product line. The Company's estimates of its market share referred to are based on the Company's estimates of its "available potential market" (total volume of feed produced, except that used by producers who have integrated feed operations or alignments with other feed manufacturers).

Dairy Cattle. The Company markets dairy cattle products ranging from economy to high performance. The Company estimates that its 1996 volume of 1.3 million tons, or approximately 25% of the Company's total feed tons, represented 9-10% share of the available U.S. market. The Company regards dairy cattle products as an attractive growth market.

Milk production per cow has increased approximately 32% from 1983 to 1996, largely driven by improved genetics and feeding programs based on enhanced knowledge of cows' nutritional requirements. Further increases in production per cow will be achieved through improved genetics, biotechnology and feeding programs, which include high-performance products such as the Company's Ultimate EXT(R) product line. These products have produced average increases of approximately five pounds of milk per cow per day in high producing herds, a 5% to 7.5% increase, due primarily to a proprietary extruded component in the product that delivers nutrients more effectively than traditional products. Extrusion is a relatively high cost process not normally used in commercial animal feed production. In addition, improvements in the efficiency of milk production are key to the profitability of dairy operations. The introduction of the patented Proteus(R) product line by Purina Mills enhances the efficiency of feed protein utilization by lactating dairy cows. The result is a lowering of feed costs while maintaining the level of milk production and milk component yield. An additional benefit of Proteus(R) technology is reduced urinary nitrogen excretion by dairy cows resulting in an environmentally favorable nutritional program.

The dairy industry is continuing to experience gradual consolidation. According to a February 1996 report by the United States Department of Agriculture, the number of dairy operations decreased by approximately 23% from 1991 to 1996; average dairy herd size increased from approximately 55 head in 1991 to approximately 67 head in 1996, while the average number of dairy cows was approximately 5% lower in 1996 than in 1991. Many large dairies require specialized products, programs and services from their suppliers. The Company believes the success of its dairy cattle product line is largely due to its value-added products and the development of a field staff of Ph.D. nutritionists who work with dealers and directly with customers to develop specialized products, programs and services to meet their individual needs.

Beef Cattle. The Company offers a complete line of feed products for beef cattle, ranging from economy to high performance. The Company estimates that its 1996 volume of approximately 1.4 million tons, or approximately 27% of the Company's total feed tons, represented 13-14% share of the available U.S. market.

Beef cattle operations can be broadly viewed as consisting of cow-calf, farmer-feeder and feedlot operations. The feedlot market is highly concentrated. Slightly over 600 feedlots account for 74% of beef production and the 20 largest feedlots account for almost 15% of U.S. beef production. Such consolidation has not occurred in cow-calf operations, which produce calves for growing and finishing, and is not expected to occur in that part of the market.

Historically, dry feedlot products have not been as profitable as hog and dairy cattle products because there has been less product differentiation. However, the Company does offer proprietary, premium performance products in liquid form primarily for feedlots and the farmer-feeder and in block form for cow-calf operations. In addition, recent research efforts have resulted in a new feeding management program, ImpactTM which is designed to significantly improve feed efficiency and cost per pound gain, while maintaining average daily gain. This feeding program is being used in major feedlot markets and has recently been introduced for farmer-feeder operations.

Hogs. The Company offers a complete line of feed products for hogs, ranging from economy to high performance. The Company estimates that its 1996 volume of 1.1 million tons, or approximately 21% of the Company's total feed tons, represented 9-10% share of the available U.S. market.

In early 1991 the Company introduced its Lean Generation(R) line of products and feeding programs, which match a hog's genetic potential and life stage with nutrient requirements designed to increase its daily lean weight gain. Lean Generation(R) programs have been demonstrated to lower feed costs by improving feed efficiency and reducing the average number of days to market, in addition to providing a higher composition of lean meat. As consumers demand lower-fat meat products and the hog packing industry moves further toward establishing prices for live animals based on lean content rather than weight, hog producers can improve both their product and their profitability under these programs. The Lean Generation(R) line of products offers clear differentiation from competitive products. As a result, the line became the Company's largest volume product within eight months of its introduction.

The Company has historically been successful in selling to medium-size producers in the hog industry through its traditional dealer distribution channel. The Company has also been successful in generating business directly with hog producers. As consolidation in the hog production industry continues, the Company expects to have opportunities for strategic business alliances with producers, or to provide technology sharing or consulting services. Nevertheless, consolidation and integration in hog production over the last 20 years has been significant, with a continuing trend toward fewer but larger operations. According to the December 29, 1995 USDA Hogs and Pigs Report there were approximately 184,000 hog production operations in November 1994, compared with approximately 870,000 in 1970. This number is expected to drop to approximately 150,000 by the year 2000. Management anticipates a gradual decline in volumes and margins in this product line. However, the Company believes that larger hog producers are better able to measure animal performance and, as a result, better appreciate the Company's premium products and more sophisticated feeding and management programs.

Horse. The Company estimates that its 1996 volume of 370,000 tons, or approximately 7% of the Company's total feed tons, represented 16% share of the available U.S. market.

Volume in this product line increased each of the past five years. Following changes in distribution strategy, sales focus and pricing policies, volume increased in 1992 for the first time since 1982. Unlike cattle and hogs, most horses are kept for pleasure or work. Horse owners, therefore, do not generally have a commercial or economic measure of the value of the Company's products. Since 1992, the Company has restricted its efforts in the price-driven commodity portion of the business to instead focus on the quality-oriented end of the market for horse feed, where the Company believes the value of its Omolene(R) and other premium brands are more likely to be recognized. The Company also introduced a series of pelleted and extruded products that it believes will appeal to a wide range of feeders, including its Equine SeniorTM feed, which is designed to meet the nutritional needs of older horses. Aggressive marketing programs have been implemented to continue the recent growth in this market.

Poultry (Laying Chickens and Meatbird). The Company's 1996 volume of 417,000 tons represented approximately 8% of the Company's total feed volume. The egg production industry is highly concentrated. Because the nutritional requirements of poultry are relatively simple and widely known compared to those of beef or dairy cattle or hogs (and thus comparatively little value can be added through feed) and significant numbers of birds can be located in concentrated areas, these producers generally have sufficient scale and nutritional knowledge to manufacture their own feed. Accordingly, the available market for feed sales is small relative to the amount of feed consumed in the poultry industry.

The meatbird (broiler chickens, turkeys, ducks, etc.) production industry is also highly concentrated with a relatively small number of very large producers that generally manufacture their own feed, again due to the relative simplicity of the diet and large scale of operations in this market. Because there is no significant opportunity for product differentiation in either part of the poultry market, the Company is pursuing this market less aggressively and expects continuing gradual decline as evidenced by its significant 1995 decrease in volume.

Specialty and Other. In addition to its core commercial feed lines, the Company develops, manufactures and markets mineral supplements for livestock and a wide variety of feed products for other animals ranging from rabbits, birds, commercial fish, dogs and cats to zoo and other exotic animals. This group includes the expanding Mazuri(R) brand line of feeds, which is widely recognized in the domestic and international zoological community, as well as the PMI Nutrition(TM) line of dog and cat foods, which was introduced during 1992 and expanded in 1993 and 1994.

Many products within this group can be manufactured at most of the Company's feed mills. Others are highly specialized and incorporate unique ingredients designed to address particular nutritional needs, or otherwise require manufacturing process technology, including extrusion, not available at standard feed plants. Those specialty items are manufactured at the Company's Richmond, Indiana specialty plant.

The specialty and other product group has the highest overall unit margins of all the Company's product groups. The Company's 1996 volume of specialty feeds aggregated 496,000 tons, representing approximately 10% of total volume. The Company believes that these products have significant potential for continued growth to volume and profit contributions.

Sales and Marketing

The Company distributes its products through dealers and directly to end-users. During 1996, approximately 61% of the Company's sales were made through its dealer network and 39% were made directly to animal producers.
To support increasingly sophisticated customers, the Company has changed its mix of salespeople over the last several years from predominantly "generalists" to approximately 75% "specialists" who focus on individual species or distribution channels. Although sales volume through the Company's dealer network has always been substantially higher than the Company's direct sales volume, direct sales to customers have accounted for an increasing proportion of the Company's sales volume over the past 10 years and the Company expects this trend to continue. This trend results from increasing consolidation in the animal production and processing industries. The Company believes that consolidation among its customers generally results in a more sophisticated market for its products and that these purchasers better appreciate the advantages of high-performance nutrition products and nutritional programs.

As of December 31, 1996, the Company's dealer network consisted of over 4,500 independent dealers located in 48 states, with approximately 600 dealers representing 54% of total dealer volume and 33% of total Company volume in 1996. The number of direct customers in 1996 was in excess of 4,900.

During 1996, the Company's top 50 customers represented approximately 17% of its total volume and its largest customer accounted for approximately 1.4% of the Company's total sales volume.

ITEM 2.     PROPERTIES

The only significant asset of Holdings is the stock of the Company, which is pledged to secure Holdings' guaranty of the Company's indebtedness under the Credit Agreement between the Company and its lending banks (the "Credit Agreement"). The Company owns its corporate headquarters in St. Louis and its Research Center in Gray Summit, Missouri. At December 31, 1996, the Company operated 58 feed manufacturing plants located in 24 states; two of those plants are leased. In addition to on-site storage at each of its manufacturing plants, the Company also stores, or has on consignment, its products in 41 warehouses in 16 states. Ten of these warehouses are owned. The Company considers its facilities adequate for its operating activities. Substantially all of the Company's assets are pledged to secure indebtedness under the Credit Agreement between the Company and a group of commercial banks (the "Credit Agreement").

ITEM 3.     LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. The Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on its business or operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

There is no existing trading market for Holdings common stock. All holders of the outstanding common stock of Holdings are subject to significant restrictions on transfers as set forth in stockholder agreements.

As of December 31, 1996 there were approximately 280 holders of Holdings common stock, including the Company's Employee Stock Ownership Plan ("ESOP") and Savings and Investment Plan.

Holdings has never declared or paid cash dividends on its common stock. It is Holdings' present intention to retain all future earnings for use in its business and, therefore, it does not expect to pay cash dividends on the common stock in the foreseeable future. The declaration and payment of dividends on the common stock is restricted by the terms of Holdings' guaranty of the Company's indebtedness under the Credit Agreement and the Indenture (the "Debenture Indenture") pursuant to which Holdings has issued its 11 1/2% Series B Discount Debentures due 2005 (the "Discount Debentures"). See Note 6 of Notes to Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data for the year ended December 31, 1992 and for the eight months ended August 31, 1993 are derived from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The data for the four months ended December 31, 1993 and for each of the three years in the period ended December 31, 1996 are derived from the consolidated financial statements of Holdings, which have been audited by Deloitte & Touche LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


(Dollars in millions, except per share amounts)

                               Predecessor Company                         Consolidated Holdings
                         -----------------------------------------------------------------------------------------------
                                          Eight Months  Four Months
                            Year Ended       Ended         Ended        Year Ended       Year Ended        Year Ended
                           December 31,    August 31,   December 31,   December 31,     December 31,      December 31,
                               1992          1993          1993           1994              1995              1996
                         -----------------------------------------------------------------------------------------------
Net sales                   $  936.4        $  594.9      $  368.7      $  1,016.4       $  1,047.2        $  1,212.2

Income (loss)
from continuing
operations be-
fore cumulative
effect of changes
in accounting
principles                  $   17.0        $   14.8      $    5.2      $      2.0       $     (3.3)       $    (10.0)

Income (loss)
from continuing
operations be-
fore cumulative
effect of changes
in accounting
principles --
per share                        N/A             N/A      $  14.36      $    (5.24)      $   (28.37)        $  (25.11)

Total assets                $  562.9        $  494.6      $  594.6      $    568.9       $    637.7         $   613.4

Long-term debt,
excluding cur-
rent maturities             $  167.6        $  117.6      $  366.0      $    337.3       $    371.3        $    364.3

No cash dividends were declared or paid in any of the periods.

The consolidated financial statements for periods prior to September 1, 1993 have been prepared on the historical cost basis. The amounts shown for total assets at December 31, 1993, 1994, 1995 and 1996 reflect the allocation of the purchase price in the Acquisition to the assets acquired and thus is not comparable with amounts for prior periods. Income from continuing operations before cumulative effect of changes in accounting principles for the four months ended December 31, 1993 and the years ended December 31, 1994, 1995 and 1996 is comparable to amounts for prior periods except for the effects of depreciation expense, amortization of intangible assets and interest expense.

The Company adopted new accounting standards SFAS 106 and 109 on January 1, 1993. SFAS 106 had a cumulative effect of reducing income by $16.9 million, net of $8.7 million income tax benefit. SFAS 109 had a cumulative effect of increasing income by $8.0 million. The cumulative effect of adopting these new accounting standards is not reflected in the selected financial data presented above.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The feed industry generally prices products on the basis of aggregate ingredient cost plus a dollar amount margin, rather than a gross margin percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through weekly changes in the Company's price lists. Feed tonnage, total income over ingredient cost ("IOIC"), which is net sales minus cost of ingredients, and gross profit (IOIC less manufacturing costs), rather than sales dollars, are the key indicators of performance because of the distortions in sales dollars caused by changes in commodity prices and product mix between complete feed and concentrate products, to which customers add their own base ingredients such as corn and other grains. When the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's sales volume has been higher. When the price of grains has been relatively low, more of the Company's customers have tended to use their own grains and mix them with the Company's concentrate products, resulting in lower sales tonnage volume but higher overall unit margins. While the mix of complete and concentrate product sales varies each period depending on grain prices, the offsetting impacts of volume and unit margins have tended to stabilize total IOIC and gross profit generated.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

During 1996 the Company experienced extreme volatility in commodity prices with some prices breaking all time record highs before declining again later in the year. As a result 1996 net sales increased even though volume decreased 1.9% from the 1995 level to just under 5.0 million tons. Gross profit equaled $176.3 million in 1996, a decrease of 4.1% from the 1995 amount of $183.9 million. Overall average IOIC per ton was $60.23, a modest
 .4% increase over the comparable 1995 amount. The high commodity prices and low market price of cattle resulted in reduced animal numbers, margin pressures and declines in feeding rates in 1996 as compared to 1995.

Beef cattle tons decreased 7.1% from the 1995 amount due primarily to the reduced animal numbers which severely impacted third and fourth quarter 1996 volume. Hog volume increased 1.2% over 1995 due primarily to the product mix shift toward complete products. Dairy cattle and poultry tons remained constant as reduced feeding rates were offset by the switch to more complete products. Horse volume continued its recent growth trend with a 6.9% increase, the fifth consecutive year of increase and a new record high in volume. Specialty and other volume decreased 5.7% from 1995 due to reduced animal numbers and feeding rates.

Cost of products sold increased 20.0% reflecting the dramatic increase in commodity prices in 1996. Manufacturing costs decreased 2.1% from the 1995 amount primarily due to the decreased volume. Marketing costs increased $.9 million due to the inclusion of the Golden Sun sales force for the entire twelve months in 1996. General and administrative expenses increased $1.2 million as the $2.8 million increase in bad debt and severance expense more than offset the other overall reduction in administrative costs.

The increase in amortization of intangibles for 1996 reflects a full year of expense attributable to the intangible assets recorded in the allocation of the purchase price associated with the Golden Sun acquisition versus only nine and one-half months in 1995. Research and development costs increased slightly as the Company continued its emphasis in this area for development or enhancement of products.

The Company regularly reviews the performance of its facilities to insure optimization of overall capacity and maximization of profits. As a result, in 1996 the Company made a decision to discontinue all manufacturing operations at seven facilities and recorded a loss provision for plant closings of $14.0 million. See Note 4 of Notes to Consolidated Financial Statements for a further discussion of the plant closings.

Other (income) expense - net for 1996 reflects the $3.2 million increase in income over 1995 related to service fees for swine and dairy management, marketing arrangements and the profit or loss on the production of eggs, hogs and turkeys. The increase is attributable to higher prices for the livestock and eggs plus expansion of the Company's service business. It also reflects the 35.1% increase in profitability in the Company's equity in earnings of two joint venture feed manufacturing operations. Finally, the 1996 amount reflects the profit on the sale of the Company's bromethaline inventory, trademark and other rights and the proceeds received in settlement of a claim for excess charges on raw material purchases in prior years.

Interest expense for 1996 decreased as the Company repaid $27.0 million in Term Loans. Additionally, the average interest rate on the Company's outstanding debt decreased .6% in 1996 as compared to 1995.

The Company's effective income tax rate exceeded the statutory rate in both 1996 and 1995 due to the amortization of goodwill not being deductible for tax purposes and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on the Discount Debentures and the 1995 write-off of costs associated with the attempted acquisition of the international agribusiness from Ralston Purina Company. The deferred tax assets are fully realizable and no valuation allowance is deemed necessary based on the Company's analysis and its history of significant operating profits.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

As previously noted, the Company acquired the operations of Golden Sun on March 15, 1995. Operating results for 1995 thus include the income and expenses of Golden Sun subsequent to such date. The sale of Golden Sun products totaled 4.2% of the Company's 1995 volume.

Gross profit increased 6.6% to $183.9 million, on overall feed volume of 5.1 million tons, a 1.1% increase over 1994. Volume increases in beef cattle, hog, horse and other products offset volume declines in poultry and dairy cattle products. Overall average IOIC per ton was $60.00, a 6.5% increase that was largely due to a shift in product mix to a relatively higher volume of concentrate products, which carry higher unit margins, and the addition of Golden Sun, whose products also carry higher unit margins.

Beef cattle tons increased 6.5% over the 1994 amount, due primarily to of the additional Golden Sun business. Hog volume also increased 4.8% over 1994 due to the Golden Sun acquisition. 1995 sales of Golden Sun hog products equaled 11.4% of the Company's 1995 volume. Thus, excluding Golden Sun, hog volume declined 5.9% compared to 1994 due to a product mix shift toward concentrate products and the effect of consolidation within the hog industry. Dairy cattle tons decreased 4.2% as a result of product mix shift toward concentrates. Poultry volume decreased 23.8% reflecting the Company's decision to less aggressively pursue this lower-margin business and the termination of a plant lease in the Southeast with the subsequent lease of this plant by a former poultry feed customer. Horse volume increased for the fourth straight year with the 1995 increase of 12.3% over the 1994 amount reflecting the Company's aggressive promotion of these products. Specialty and other volume increased 9.6% over 1994 and now approximate 10% of the Company's total volume The most significant increase in volume of specialty was the sale of laboratory, zoo and aquaculture products which increased 37.5% over 1994.

Costs of products sold increased 2.3% as the result of operating additional facilities in 1995. Manufacturing costs increased 8.4% while ingredient costs per ton remained constant. Marketing, distribution and advertising costs increased $9.7 million due primarily to the addition of such Golden Sun costs plus a 3.5% increase in the Company's sales force. Overall general and administrative costs increased $1.0 million, with the increase attributable to Golden Sun being substantially offset by decreases in the remainder of the Company's operations.

Amortization of intangibles in 1995 reflects the additional expense attributable to the intangible assets recorded in the allocation of the purchase price associated with the Golden Sun acquisition. The increase in research and development costs reflects the Company's continued emphasis in this area for the development or enhancement of new products.

Other (income) expense--net for 1995 includes $2.7 million of expense related to the write-off of costs incurred in connection with the unsuccessful attempt to acquire Ralston Purina's international agribusiness and $1.8 million related to a corporate reorganization. Under the reorganization the Company is decentralizing its operations to better support the growth of the business and moving appropriate decision-making authority closer to the customers. Management believes that this decentralized approach will result in a quicker response by the Company to its customers' needs. Such costs are primarily for employee relocation and severance expenses. These 1995 costs were offset by $1.7 million of other miscellaneous income, including $1.0 million equity in earnings of two joint venture feed manufacturing operations. In 1994 the Company incurred a loss of $2.8 million from marketing arrangements and the profit or loss on production of eggs, hogs and turkeys. Such loss was reduced to $.9 million in 1995 due to an increase in egg prices and the Company's decision to terminate several joint venture poultry operations. In 1994 the Company also had $2.1 million of miscellaneous income including $1.1 million equity in earnings of the two joint venture feed manufacturing operations.

Interest expense for 1995 increased due to the additional $60 million in borrowings associated with the Golden Sun acquisition and an approximate 1.1% increase in the interest rate on the Senior Term Loan over 1994.

The Company's effective income tax rate exceeds the statutory rate in both periods due to the amortization of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the write-off of costs associated with the attempted acquisition of Ralston Purina Company's international agribusiness and the interest expense deduction for the accretion of discount on the Discount Debentures. The deferred tax assets are fully realizable and no valuation allowance is deemed necessary based on the Company's analysis.

Liquidity and Capital Resources

For the year 1996, net cash provided by operations before the effects of changes in operating assets and liabilities was $60.5 million, compared to $58.8 million in 1995 and $58.1 million in 1994.

Net cash used in investing activities, excluding cash paid for acquired businesses was $22.1 million in 1996, $25.8 million in 1995 and $22.1 million in 1994. These amounts consisted primarily of purchases of property, plant and equipment, which totaled $23.9 million in 1996, $25.5 million in 1995 and $21.7 million in 1994. The 1996 decrease from the 1995 amount reflects the decision to close seven facilities thereby reducing replacement capital. The 1995 increase over 1994 relates to costs incurred in connection with the construction of a new manufacturing facility in Statesville, N.C.

Net cash used in financing in 1996 includes the repayment of $27.0 million in Term Loans and $6.0 million under the Revolving Credit Facility. Additionally, the Company loaned $6.3 million to the ESOP for the purchase of common stock from existing shareholders. The Company also received proceeds of $8.3 million from the sale of industrial revenue bonds to finance the construction of a new manufacturing facility in Hagerstown, MD. The 1995 net cash provided by financing included additional borrowings of $45.0 million in Senior Term Loans and $15.0 million under the Revolving Credit Facility to finance a portion of the Golden Sun acquisition. Additionally, the Company received proceeds of $9.1 million from the sale of industrial revenue bonds to finance construction of the new manufacturing facility in Statesville, NC. In 1995 the Company also loaned the ESOP $4.0 million to purchase its common stock and repaid $.9 million of the additional borrowings under the Revolving Credit Facility. The 1994 net cash used in financing activities primarily represents the repayment of $28.2 million under the Credit Agreement. At December 31, 1996, the Company had $25.5 million in cash and cash equivalents on hand, and approximately $41.4 million (after giving effect to borrowing base limitations) was available for borrowing under the Revolving Credit Facility.

The Company's cash flow increases at year-end due to seasonally higher volume and programs whereby certain customers prepay feed purchases for the following year. The total of these prepayments was $17.5 million and $11.1 million at December 31, 1996 and 1995, respectively. The Company operates with a relatively low working capital level because a majority of its sales (approximately 63% in the year ended December 31, 1996) are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products. Raw ingredients are normally purchased shortly prior to manufacturing and shipment.

Since the Acquisition, liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility and the proceeds from issuance of industrial revenue bonds. Holdings' and the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes, should they need to do so, may be affected by cash requirements for debt service. The Credit Agreement and the Indenture related to the Notes (the "Notes Indenture") contain numerous financial and operating covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. The Debenture Indenture and Holdings' guaranty of the Credit Agreement have covenants binding Holdings which restrict similar types of matters. The Company's ability to comply with the terms of the Credit Agreement and the Notes Indenture (including its ability to comply with such covenants), to make cash payments with respect to the Notes and to satisfy its other debt obligations will depend on the future performance of the Company. Similarly, since Holdings' only material asset is the stock of the Company (which is pledged under the Credit Agreement), Holdings' ability to comply with the terms of the Debenture Indenture and to satisfy its obligations will similarly depend on the future performance of the Company. The Credit Agreement requires that half of Excess Cash Flow (as defined) generated be used to repay the Term Loans, with the remaining Excess Cash Flow available for use for additional capital expenditures, acquisitions, or for other purposes. The first mandatory supplemental repayment of Excess Cash Flow for the period from September 1, 1993 to December 31, 1994 was due April 30, 1995. The Company has the option to prepay such amount and in March 1994 the Company made such a prepayment in the amount of $12.0 million with the additional supplemental repayment of $5.9 million being paid in 1995. Based on Excess Cash Flow for 1995, another supplemental repayment of $9.8 million was paid in 1996. The supplemental repayment for 1996 of approximately $9.8 million will be paid in April 1997. See Note 6 of Notes to Consolidated Financial Statements.

The Credit Agreement also contains covenants that require the Company to limit capital expenditures to $20.0 million per year, exclusive of any additional amount available from the Excess Cash Flow. These expenditures are permitted subject to compliance with certain financial covenants and may be increased under certain conditions. In compliance with the foregoing, the Company anticipates spending approximately $26.0 million for capital expenditures in 1997. The major projects are completing the Hagerstown, MD facility, commencing construction of a new facility in Lubbock, TX and commencing work on replacing its management information system. The Company plans to fund such capital expenditures by using internally generated funds and, if necessary, borrowing capacity under the Revolving Credit Facility or proceeds from the issuance of industrial revenue bonds.

The Credit Agreement, the Notes Indenture and the Indenture related to the Discount Debentures contain provisions which restrict the payment of advances, loans and dividends from the Company to Holdings. As of December 31, 1996, the Company was allowed to pay a dividend to Holdings of an amount not to exceed $6.0 million. However, Holdings is prohibited from currently paying cash dividends. Holdings conducts no business other than its ownership of the Company's common stock. Holdings has no direct funded debt obligations other than the Discount Debentures. As those Debentures do not require any cash payments of debt service prior to 2001, the restrictive covenants described above should not limit Holdings' ability to meet its obligations. The accretion of principal on those Debentures is charged to interest expense.

                            ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                         INDEX TO FINANCIAL STATEMENTS
                                                                                           Page
                                                                                           ----
Independent Auditors' Report                                                                24

Consolidated Balance Sheets--December 31, 1995 and 1996                                     25

Consolidated Statements of Operations--Years ended
December 31, 1994, 1995 and 1996                                                            27

Consolidated Statements of Stockholders' Equity--Years
ended December 31, 1994, 1995 and 1996                                                      28

Consolidated Statements of Cash Flows--Years ended
December 31, 1994, 1995 and 1996                                                            29

Notes to Consolidated Financial Statements                                                  31

                          Independent Auditors' Report


Board of Directors and Stockholders
PM Holdings Corporation

We have audited the accompanying consolidated balance sheets of PM Holdings Corporation and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PM Holdings Corporation and Subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Saint Louis, Missouri
February 14, 1997

                                         PM HOLDINGS CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------
                                               Consolidated Balance Sheets
See Note 1

(Dollars in Thousands, Except Share Amounts)

ASSETS                                                      December 31, 1995         December 31, 1996
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                       $ 21,479                   $ 25,462

Accounts receivable - trade, net of allowances
  for doubtful accounts of $7,595 and $7,871
  at December 31, 1995 and 1996, respectively                     55,499                     55,816
Inventories                                                       61,437                     61,364
Prepaid expenses, deferred and other assets                        8,603                     10,983
Deferred income taxes                                              7,485                      8,563
 .........................................................................................................
  TOTAL CURRENT ASSETS                                           154,503                    162,188


Property, plant and equipment, net                               266,769                    250,600
Intangible assets, net                                           160,439                    138,129
Deferred income taxes                                              7,193                     15,444
Notes receivable                                                  11,630                     10,957
Deferred financing costs, net                                     18,106                     14,689
Other assets                                                      19,025                     21,439

 .........................................................................................................
TOTAL ASSETS                                                    $637,665                   $613,446
---------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY                        December 31, 1995         December 31, 1996
---------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                $ 75,152                   $ 70,913
Customer advance payments                                         11,136                     17,474
Accrued expenses                                                  24,336                     23,328
Bank borrowings under Revolving Credit Facility                    6,000                         --
Interest payable                                                   8,006                      8,038
Current portion of long-term debt                                 27,717                     23,136
 .........................................................................................................
  TOTAL CURRENT LIABILITIES                                      152,347                    142,889

Retirement obligations                                            23,552                     26,457
Accrued post retirement benefit costs                             35,537                     36,643
Long-term debt                                                   371,306                    364,349
Other liabilities                                                  1,249                        641
Commitments and contingencies (Notes 12 and 13)

Common stock held by ESOP                                         31,000                     36,895
  Less unearned ESOP compensation                                 (1,483)                    (2,141)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 200,000 shares
  authorized, none issued or outstanding                              --                         --
Common stock, $0.01 par value; 800,000 shares
  authorized, 452,951 shares and 453,801 shares
  issued and outstanding at December 31, 1995 and
  1996, respectively                                                   5                          5
Additional paid-in capital                                        38,769                     35,205
Retained earnings (deficit)                                      (14,617)                   (26,256)
Adjustment for minimum supplemental retirement liabilities            --                     (1,241)
 .........................................................................................................
TOTAL STOCKHOLDERS' EQUITY                                        24,157                      7,713
 .........................................................................................................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $637,665                   $613,446
---------------------------------------------------------------------------------------------------------

      See accompanying notes.

                               PM HOLDINGS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------
                                Consolidated Statements of Operations
See Note 1

(Dollars in Thousands, Except Per Share Amounts)

                                                          Year Ended December 31,
                                                  ----------------------------------------
                                                     1994           1995           1996
                                                    ------         ------         ------
NET SALES                                         $1,016,392     $1,047,169     $1,212,197
COSTS AND EXPENSES:
Cost of products sold                                843,869        863,223      1,035,855
Marketing, distribution and advertising               74,189         83,840         84,751
General and administrative                            29,171         30,151         31,391
Amortization of intangibles                           17,131         18,551         19,487
Research and development                               6,290          6,744          6,982
Provision for plant closings                              --             --         14,042
Other (income) expense -- net                            757          2,818        (10,517)
 ............................................................................................
                                                     971,407      1,005,327      1,181,991
 ............................................................................................
OPERATING INCOME                                      44,985         41,842         30,206
Interest expense                                      40,307         44,588         43,647
 ............................................................................................
Income (loss) before income taxes                      4,678         (2,746)       (13,441)
Provision (benefit) for income taxes                   2,685            571         (3,415)
 ............................................................................................
NET INCOME (LOSS)                                 $    1,993     $   (3,317)     $ (10,026)
 ............................................................................................
NET LOSS PER COMMON SHARE                         $    (5.24)    $   (28.37)     $  (25.11)
--------------------------------------------------------------------------------------------


      See accompanying notes.

                               PM HOLDINGS CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
                            Consolidated Statements of Stockholders' Equity
See Note 1

(Dollars in Thousands)                                                                     Adjustment For
                                                                                               Minimum
                                                               Additional    Retained       Supplemental
                                                   Common       Paid-In      Earnings        Retirement
                                                   Stock        Capital      (Deficit)       Liabilities    Total
                                                -------------------------------------------------------------------
Balance, January 1, 1994                          $    4      $  35,674    $   5,181       $      --       $40,859
Released ESOP shares                                  --          1,190           --              --         1,190
Appreciation in value of earned
  ESOP shares                                         --             --       (6,203)             --        (6,203)
Net income                                            --             --        1,993              --         1,993
 ...................................................................................................................
Balance, December 31, 1994                             4         36,864          971              --        37,839

Issuance of 15,000 shares of
  common stock in acquistion                           1          3,750           --              --         3,751
Issuance of common stock                              --             55           --              --            55
Released ESOP shares                                  --          2,100           --              --         2,100
Appreciation in value of earned
  ESOP shares                                         --             --      (12,271)             --       (12,271)
Purchase of  shares by the ESOP                       --         (4,000)          --              --        (4,000)
Net loss                                              --             --       (3,317)             --        (3,317)
 ...................................................................................................................
Balance, December 31, 1995                             5         38,769      (14,617)             --        24,157

Released ESOP shares                                  --            320           --              --           320
Appreciation in value of earned
  ESOP shares                                         --             --       (1,613)             --        (1,613)
Purchase of shares for the ESOP,
  net                                                 --         (5,261)          --              --        (5,261)
Activity under stock plans                            --          1,377           --              --         1,377
Adjustment for minimum
  supplemental retirement
  liabilities                                         --             --           --          (1,241)       (1,241)
Net loss                                              --             --      (10,026)             --       (10,026)
 ...................................................................................................................
Balance, December 31, 1996                        $    5      $  35,205    $ (26,256)      $  (1,241)      $ 7,713
-------------------------------------------------------------------------------------------------------------------


      See accompanying notes.

                                     PM HOLDINGS CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows


See Note 1

(Dollars in Thousands)
                                                                           Year Ended December 31,
                                                                 -----------------------------------------
                                                                  1994             1995              1996
                                                                 ------           ------            ------
OPERATING ACTIVITIES
Net income (loss)                                               $  1,993         $  (3,317)        $  (10,026)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:

Depreciation and amortization                                     44,601            48,356            50,578
Accretion of discount on Discount Debentures                       6,027             6,845             7,715
Compensation under ESOP                                            7,152             8,156             5,726
Provision for deferred income taxes                               (3,010)           (3,186)           (8,527)
Loss on disposal of property, plant and equipment                  1,384             1,992               999
Provision for loss on disposal of assets                              --                --            14,042
Net changes in continuing operating assets and liabilities:
  Accounts receivable -- trade                                    (1,150)           (6,068)             (317)
  Inventories                                                     (2,109)           (2,792)               73
  Prepaid expenses and other assets                               (3,041)          (10,235)           (4,794)
  Accounts payable and other liabilities                         (12,514)           10,324             2,844
 ...............................................................................................................
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 39,333         $  50,075         $  58,313

                                      PM HOLDINGS CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------

                                       Consolidated Statements of Cash Flows

See Note 1

(Dollars in Thousands)
                                                                            Year Ended December 31,
                                                                 -------------------------------------------
                                                                  1994             1995                1996
                                                                 ------           ------              ------
INVESTING ACTIVITIES
Cash paid for Golden Sun Acquisition Company                   $      --        $  (57,049)        $      --
Purchase of property, plant and equipment                        (21,715)          (25,463)          (23,915)
Proceeds from sale of property, plant and equipment                   96               547             1,097
Net change in notes receivable                                      (480)             (892)              673
 ................................................................................................................
Net cash used in investing activities                            (22,099)          (82,857)          (22,145)

FINANCING ACTIVITIES
Proceeds from Term Loans                                              --            45,000                --
Proceeds (repayment) of Revolving Credit
  Facility, net                                                       --             6,000            (6,000)

Proceeds from Industrial Revenue Bonds                                --             9,100             8,300
Loan to ESOP                                                          --            (4,000)           (6,318)
Payment of financing costs                                          (524)           (1,280)             (105)
Repayment of Term Loans                                          (28,166)          (23,208)          (26,962)
Other                                                                 --                52            (1,100)
 ................................................................................................................
Net cash provided by (used in) financing activities              (28,690)           31,664           (32,185)
 ................................................................................................................
Increase (decrease) in cash and cash equivalents                 (11,456)           (1,118)            3,983
Cash and cash equivalents at beginning of period                  34,053            22,597            21,479
 ................................................................................................................
Cash and cash equivalents at end of period                     $  22,597        $   21,479         $  25,462
----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW STATEMENT
  INFORMATION
Interest paid                                                    $29,695           $33,650           $32,417
Income taxes paid                                                 10,760             5,664             5,429

      See accompanying notes.

                 PM HOLDINGS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

PM Holdings Corporation ("Holdings") was formed in July 1993 by an investor group led by The Sterling Group, Inc., a private financial organization, to acquire Purina Mills, Inc. ("Purina Mills" or the "Company"). In September 1993, PMI Acquisition Corporation ("PMI"), a wholly owned subsidiary of Holdings, acquired all of the outstanding capital stock of the Company (the "Acquisition") and was merged into the Company. Unless the context otherwise requires, the term "Holdings" refers to PM Holdings Corporation and its subsidiaries and the term "Company" refers to Purina Mills, Inc. and its subsidiaries. Holdings has no direct subsidiaries other than the Company and conducts no business other than that of the Company.

Purina Mills develops, manufactures and markets animal nutrition products for dairy cattle, beef cattle, hogs and horses. The Company also develops, manufactures and sells poultry feeds and specialty feeds for rabbits, zoo animals, birds, fish and pets. The Company's products are sold as complete feeds or as concentrates that are mixed with the customer's base ingredients. The Company distributes its products through two primary distribution channels, dealers and directly to end-users. The Company's dealer network consists of over 4,500 independent dealers located in 48 states. The number of direct customers is in excess of 4,900. The Company operates 58 feed manufacturing plants located in 24 states.

On March 15, 1995 the Company acquired all of the outstanding capital stock of Golden Sun Acquisition Company ("Golden Sun"). Golden Sun is the parent company of Golden Sun Feeds, Inc. and its wholly owned subsidiaries. Consideration, including applicable fees, consisted of $62.0 million in cash; 15,000 shares of Holdings common stock; and additional payments to be made to the Golden Sun shareholders during the five years following closing. The additional payments will be recorded as goodwill and are based on the volume of sales, up to a specified cumulative maximum amount, made pursuant to a supply agreement with a customer (see Note 5) and per-unit amounts that
decline during the five-year period.    Payments made or due as of December
31, 1996 total $.7 million. All funds required to consummate the transaction were borrowed under the Company's existing credit arrangements.

The Golden Sun acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 15, 1995. The allocation, excluding additional contingent payments, is summarized as follows (in millions of dollars):

Current assets (including $3.9 million cash)               $  12.3
Property, plant and equipment                                 15.2
Intangible assets                                             61.0
Other noncurrent assets                                        1.9
Liabilities assumed                                          (24.6)
                                                     ...................
           Total                                           $  65.8
                                                     -------------------

The accompanying consolidated statements of operations reflect the operating results of Golden Sun since March 15, 1995.

2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Holdings and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are carried at equity.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories: Inventories are valued at the lower of average cost or market. The Company hedges certain of its grain and commodity purchases as considered necessary to reduce the risk associated with market price fluctuation. Gains and losses on futures contracts used to hedge grain and commodity purchases are recognized in the same period as the related inventory is sold. Open futures contracts for purchases and sales of grains and commodities are stated at market value, with gains or losses on the hedging transaction being deferred.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Expenditures for new facilities and those which substantially increase the useful lives of property are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in earnings. Depreciation is generally provided on the straight-line basis by charges to costs or expenses at rates based upon the following estimated useful lives:

Buildings and improvements                          15 to 30 years
Machinery and equipment                              5 to 15 years
Office furniture and equipment                       3 to 15 years

Intangible Assets (including Goodwill): Intangible assets represent the excess of cost over the net tangible assets of the business at the time of acquisition and are amortized over their estimated period of related benefit. Intangible assets other than goodwill are amortized over 1 to 20 years. Goodwill is amortized on a straight-line basis over 40 years.

Management periodically reviews the value of its intangible assets to determine if an impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount. Based on this review, management does not believe that any such impairment has occurred, except as noted in Note 4.

Deferred Financing Costs: Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

Net Loss per Common Share: Net loss per common share for the years ended December 31, 1994, 1995 and 1996 is computed based on the weighted average number of common shares outstanding during the period. Such number of shares represents the average outstanding shares, net of the shares held by the Employee Stock Ownership Plan (the "ESOP") and not allocated to employees (the "Unreleased Shares"). Common stock equivalents, which consist of stock options and stock rights units, are not included in the computation as the results are anti-dilutive.

For purposes of computing net loss per common share, net income (loss) has been reduced by an amount equal to the fair market value of Released Shares (as hereinafter defined) at the end of the period, minus the sum of the amount previously recognized as compensation expense with respect to Released Shares and the amount of appreciation in value of Released Shares in prior periods. This reduction results from the Company being required, under certain circumstances, to purchase for cash common stock distributed to participants by the ESOP. "Released Shares" are shares held by the ESOP but allocated to employees. The weighted average number of outstanding shares and computation of the net loss per common share is as follows:

(Dollars in Thousands, Except Per Share Amounts)
                                                                   Year Ended December 31,
                                                           ------------------------------------
                                                            1994           1995           1996
                                                           ------         ------         ------
Net income (loss) per consolidated statements of
   operations                                            $   1,993     $   (3,317)    $  (10,026)
Less appreciation in value of Released Shares
   during the period in excess of amounts
   recognized as compensation expense                       (4,043)        (8,815)        (1,087)
                                                       .............................................
Net loss for purposes of computing net loss
   per share                                             $  (2,050)    $  (12,132)    $  (11,113)
                                                       ---------------------------------------------
Net loss per common share                                $   (5.24)    $   (28.37)    $   (25.11)
                                                       ---------------------------------------------
Average outstanding shares                                 390,882        427,612        442,503
                                                       ---------------------------------------------

Income Taxes: Deferred income taxes are recognized for the effect of temporary differences between the financial report-ing basis and the tax basis of the assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Cash Equivalents: For purposes of the consolidated statements of cash flows, Holdings considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash in-cludes currency on hand and demand deposits with financial institutions. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates their fair value.

Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, short-term investments and short-term borrowings approximate fair value because of the short-term maturity of these instruments. Notes receivable carry current market interest rates, so that discounted future cash flows approximate their carrying value. As of December 31, 1995 and 1996, the fair value of debt, including current maturities, was $400.6 million and $391.7 million, respectively, compared to its carrying value of $399.0 million and $387.5 million, respectively. The fair value of debt instruments as of December 31, 1995 and 1996 was determined based on quoted market prices and management's estimate for instruments without quoted market prices.

Reclassifications: Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at December 31, 1996 and the year then ended.

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                           December 31,
                                                      ---------------------
                                                       1995           1996
                                                      ------         ------
Finished goods                                       $19,867        $19,969
Raw materials                                         41,570         41,395
                                                ................................
                                                     $61,437        $61,364
                                                --------------------------------

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                           December 31,
                                                --------------------------------
                                                       1995           1996
                                                      ------         ------
Land                                                 $13,168        $12,931
Buildings                                             66,217         68,865
Machinery and equipment                              230,257        235,792
Construction in progress                              11,509         12,677
                                                ................................
                                                     321,151        330,265
Accumulated depreciation                             (54,382)       (79,665)
                                                ................................
                                                    $266,769       $250,600
                                                --------------------------------

Total depreciation expense was $23.1 million, $25.9 million and $27.6 million for the years ended December 31, 1994, 1995 and 1996, respectively.

During 1996 the Company made the decision to discontinue all manufacturing operations at seven of its facilities. Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company has recorded a loss of $9.3 million on manufacturing assets, representing the amount by which the book value exceeds the estimated net realizable value. The value of the assets awaiting disposition is based on estimates of Company management. Demolition costs of $.8 million and a write-off of $3.9 million for related goodwill was also recorded.

5.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                           December 31,
                                                --------------------------------
                                                      1995           1996
                                                     ------         ------
Distribution network                                 $45,300        $45,300
Product specifications                                23,600         23,600
Technology                                            19,110         19,110
Covenant not to compete                               25,000         25,000
Feed supply agreement                                 15,000         15,000
Goodwill                                              60,449         56,844
Other intangibles                                     15,025         15,597
                                                ................................
                                                     203,484        200,451
Accumulated amortization                             (43,045)       (62,322)
                                                ................................
                                                    $160,439       $138,129
                                                --------------------------------

The Company has filed a breach of contract suit against a former customer for lack of performance under a feed supply agreement executed by the customer for future feed purchases. The feed supply agreement was entered into in conjunction with the Golden Sun acquisition. The ultimate outcome with respect to such proceedings cannot be determined at this time. The Company is of the opinion that the outcome of this matter will not have a material impact on its financial position or re-sults of operations.

6.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                           December 31,
                                                --------------------------------
                                                      1995           1996
The Company:
  Senior Term Loan                                  $125,958       $100,996
  ESOP Term Loan                                       2,000             --
  Notes                                              200,000        200,000
  IRB Loan                                             9,100         17,400
  Other                                                1,287            696
Holdings:
  Discount Debentures                                 60,678         68,393
                                                ................................
                                                     399,023        387,485
Less current portion                                 (27,717)       (23,136)
                                                ................................
Consolidated total                                  $371,306       $364,349
                                                --------------------------------

The annual amortization of the Senior Term Loan (defined below), including the 1997 estimated $9.8 million supplemental repayment (described below) is $22.9 million in 1997, $17.9 million in 1998, $22.9 million in 1999, and $37.4 million 2000. The Notes (defined below) are due in their entirety in 2003. The Discount Debentures (defined below) are due in 2005 at their then-principal balance of $109.4 million.

Credit Facility: In September 1993, the Company entered into a Credit Agreement (the "Credit Agreement"), which provides for secured borrowings from a syndicate of lenders consisting of (i) a seven-year revolving credit facility providing for up to $65.0 million in revolving loans (subject to borrowing base limitations), $25.0 million of which may be used for letters of credit (the "Revolving Credit Facility"), and (ii) a term loan facility providing for up to $138.0 million in term loans, consisting of a $130.0 million seven-year term loan (the "Senior Term Loan") and a $8.0 million three-year term loan to the ESOP (the "ESOP Term Loan") (collectively, the "Term Loans"). On March 15, 1995 the Company borrowed an additional $45.0 million under its Senior Term Loan and $15.0 million under its Revolving Credit Facility to finance the purchase of Golden Sun. At December 31, 1996, no balance was outstanding under the Revolving Credit Facility and approximately $41.4 million was available for future borrowings after giving effect to borrowing base limitations. The Company is charged an annual fee of .5% for amounts available but unused under the Revolving Credit Facility. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 7.5% at December 31, 1995 and 1996.

The Company is required to make annual supplemental repayments under its Senior Term Loan in amounts equal to 50% of Excess Cash Flow (as defined in the Credit Agreement). Supplemental repayments of $5.9 million and $9.8 million were paid in 1995 and 1996. Based on Excess Cash Flow for 1996, another payment of approximately $9.8 million is due on April 30, 1997.

Notes: The Company sold $200.0 million aggregate principal amount of its 10 1/4% Senior Subordinated Notes due 2003 (the "Notes") generating gross proceeds of $200.0 million. The Notes are senior subordinated, unsecured obligations of the Company.

The Notes are not redeemable at the Company's option prior to September 1, 1998. The Company may be obligated, however, to purchase at the holders' option all or a portion of the Notes upon a change of control or asset sale, as defined in the Notes Indenture. From and after September 1, 1998, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 104.556% of the principal amount to par on and after September 1, 2002. The Credit Agreement currently prohibits the Company from purchasing any of the Notes.

Units: Holdings sold Units in a private placement generating gross proceeds of approximately $50.0 million. The Units consisted of approximately $109.4 million principal amount at maturity of Holdings' 11 1/2% Series A Subordinated Discount Debentures due 2005 and 36,782 shares of common stock of Holdings, $.01 par value per share. In January 1994, Holdings exchanged its 11 1/2% Series B Subordi-nated Discount Debentures due 2005 for all outstanding Series A Discount Debentures. The form and terms of the Series B Discount Debentures are substantially the same as the form and terms of the Series A Discount Debentures except that the Series B Discount Debentures (the "Discount Debentures") have been registered under the Securities Act of 1933. There will be no periodic payments of interest on the Discount Debentures prior to 2001. The original issue discount will be paid with the maturity of the Discount Debentures in 2005. The Discount Debentures are senior subordinated, unsecured obligations of Holdings and bear an effective interest rate of approximately 12.6%.

The Discount Debentures are not redeemable at Holdings' option prior to September 1, 1998. However, Holdings may be obligated to purchase at the holders' option all or a portion of the Dis-count Debentures upon a change of control or asset sale, as defined in the Debenture Indenture. From and after September 1, 1998, the Discount Debentures will be subject to redemption at the option of Holdings in whole or in part, at various redemption prices, declining from 106.273% of the principal amount to par on and after September 1, 2004. The Credit Agreement currently prohibits the Company from purchasing any of the Discount Debentures.

IRBs: In July 1995 and October 1996, the Company entered into two loan agreements to finance the construction of two new manufacturing facilities in conjunction with the sale of $17.4 million in industrial revenue bonds (IRBs) by local government units. Proceeds of the IRBs were deposited in construction funds and released as the Company incurs the costs to construct and equip the facilities. At December 31, 1995 and 1996, $4.1 million and $13.3 million, respectively, had been released. Unreleased funds of $5.0 million and $4.1 million are shown as an other asset on the December 31, 1995 and 1996, respectively, consolidated balance sheets. The IRBs mature in 2020 and 2022 and may be retired in whole or in part at any time. The IRBs carry variable interest rates with a maximum of 15% per annum. The weighted average rate at December 31, 1995 and 1996 was 5.1% and 4.3%, respectively.

Covenants: The Credit Agreement, the Indenture related to the Discount Debentures (the "Debenture Inden-ture") and the Indenture related to the Notes (the "Notes Indenture") contain restrictive covenants that, among other things and under certain conditions, limit the ability of Holdings and the Com-pany to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends or redeem shares of capital stock. The most restrictive of the covenants related to dividends precludes Holdings from paying annual divi-dends in excess of 15% of net income before depreciation and amortization expense. The Term Loans and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Credit

Agreement, the Notes Indenture and the Debenture Indenture contain cross default provisions.

Holdings has guaranteed the Notes and the Term Loans. Borrowings under the Credit Agreement are also secured by a first priority lien on the capital stock of the Company and its subsidiaries and substantially all assets of the Company and its subsidiaries.

The Credit Agreement, the Notes Indenture and the Debenture Indenture contain provisions which restrict the payment of advances, loans and dividends from the Company to Holdings. As of December 31, 1996, the Company was allowed to pay a dividend to Holdings of an amount not to exceed $6.0 million. Restricted net assets of the Company were approximately $68.6 million at December 31, 1996. Holdings conducts no business other than its ownership of the Company's common stock. Holdings has no direct funded debt other than the Discount Debentures. As the Discount Debentures do not require any cash payments of debt service prior to 2001, the restrictive covenants described above should not limit Holdings' ability to meet its obligations.

7.    STOCKHOLDERS' EQUITY

Common stock held by the ESOP (100,000 shares at December 31, 1995 and 115,296 shares at December 31, 1996) and valued at its fair market value has been classified outside of permanent equity as, under certain conditions, participants may require the Company to purchase for cash common stock distributed to them by the ESOP. The Company engages an independent valuation firm to value the Holdings stock held by the ESOP each year end. Such valuation was $310 and $320 per share at December 31, 1995 and 1996, respectively. The unearned compensation, being the fair market value of Unreleased Shares of approximately $1.5 million and $2.1 million at December 31, 1995 and 1996, respectively, is presented in the consolidated balance sheet as a reduction to common stock held by the ESOP.

8.    STOCK OPTION PLANS

The Company currently has three stock option plans: the 1993 Stock Option Plan ("1993 Plan"), the PM Holdings Corporation Omnibus Stock and Incentive Plan ("1995 Plan"), and the PM Holdings Corporation Non-Employee Directors Stock Option Plan ("Directors Plan"). The 1993 Plan provides for the issuance of both incentive stock options and non-qualified options. Under the plan, a maximum of 20,000 shares may be granted at prices not less than 100% and 85% of the fair market value of a share of common stock on the date the option is granted, for incentive stock options and non-qualified options, respectively. The terms of all options granted may not exceed ten years from the date of grant. This plan was replaced by the 1995 Plan and no additional awards will be granted under the 1993 Plan which will continue in existence until granted awards are exercised or terminated. The 1995 Plan provides for the issuance of stock options, stock rights units, stock appreciation rights, restricted stock and common stock to key employees of the Company. Under the plan the 13,500 shares not previously granted under the 1993 Plan plus an additional 26,000 shares may be granted. Upon the exercise of a stock rights unit, a participant receives the equivalent number of shares of common stock. The Directors Plan provides for each non-employee director to receive an option to purchase 500 shares at fair market value on the date of grant. Under the plan a maximum of 15,000 shares may be granted. All options and rights granted under the three plans vest over a three-year period and have a term of ten years.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The new standard establishes a fair value based method of accounting for the issuance of stock options and similar equity instruments to employees. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. SFAS 123 allows companies to elect fair value based accounting for stock compensation or continue using the intrinsic value method of accounting as required by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to continue to apply APB 25 in its consolidated financial statements. Under APB 25, no compensation cost has been recognized for stock options granted under the Company's three plans. Compensation expense is recognized over the three-year vesting period for the fair market value of the stock rights units at the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock rights under the fair value based method. The estimated fair value of options and rights granted during 1995 and 1996 is as follows (per share):

                                                    Year Ended December 31,
                                               ---------------------------------
                                                      1995           1996
                                                     ------         ------
Stock Options                                      $  102.05      $  143.30
Stock Rights Units                                 $  200.00      $  310.00

The fair value for the options and rights was estimated at the date of grant under the minimum value method. The minimum value was estimated to be the excess of the fair market value of the stock at the date of grant over the present value of the exercise price, discounted at the risk-free rate, over the expected exercise life of the options, with the following weighted-average assumptions for 1995 and 1996, respectively; risk-free interest rates of 7.4% and 6.4%, no dividend yield, and a weighted-average expected life of ten years.

For purposes of pro forma disclosures, the estimated fair value of the options and rights is amortized to expense over the options vesting period. The Company's pro forma information follows:


(Dollars in Thousands, Except Per Share Amounts)
                                                      Year Ended December 31,
                                                ---------------------------------
                                                      1995           1996
                                                     ------         ------
Net loss per Consolidated Statements of
  Operations:
    As reported                                   $  (3,317)    $  (10,026)
    Pro forma                                     $  (3,498)    $  (10,372)
                                               -------------------------------
Net loss per common share
    As reported                                   $  (28.37)     $  (25.11)
    Pro forma                                     $  (28.79)     $  (25.90)
                                               -------------------------------

A summary of the status of stock options as of December 31, 1994, 1995 and 1996 and activity during the years then ended is as follows:


                                              1994                            1995                           1996
                                       -----------------             ----------------------           -----------------
                                                  Wtd. Avg.                         Wtd. Avg.                     Wtd. Avg.
                                    Shares       Exer. Price      Shares           Exer. Price     Shares        Exer. Price
                                    ------       -----------      ------           -----------     ------        -----------
Outstanding at be-
  ginning of year                    3,000           $100           6,500             $113         15,250           $163
Granted                              3,500            125           9,000              200          6,385            310
Exercised                               --             --              --               --            100            108
Forfeited                               --             --             250              200            600            186
                                  .........................................................................................
Outstanding at end
  of year                            6,500           $113          15,250             $163         20,935           $208
                                  -----------------------------------------------------------------------------------------
Options exercisable
  at year end                        1,000           $100           4,485             $136          9,758           $153
                                  -----------------------------------------------------------------------------------------

Exercise prices for options outstanding at December 31, 1996 ranged from $100 to $310 per share. The weighted-average remaining contractual life of those options is 8.4 years.

As of December 31, 1995 and 1996, there were 4,750 and 7,385 stock rights units outstanding, respectively, under the 1995 Plan. Such stock rights units are exercisable over a three-year period and 1,320 units were exercisable at December 31, 1996.

9.   EMPLOYEE BENEFIT PLANS

The Company has established an ESOP covering substantially all employees exclusive of those covered by a collective bargaining agreement. Since the Acquisition the Company has made contributions to the ESOP in an amount equal to 50% of employee contributions to the Company's 401(k) plan, up to a maximum of 4% of an individual employee's compensation. These contributions to the ESOP are allocated to each participant based on their contributions to the 401(k) plan. The Company may make additional discretionary contributions to the ESOP as determined by the Board of Directors. Participants vest in matching contributions at the time they are made while they vest in discretionary contributions at the rate of 20 percent per year. Contributions received by the ESOP are used to pay principal and interest on the loan from the Company.

Shares held by the ESOP are released and allocated to specific accounts as the principal on the loan to the ESOP is repaid. Based on the estimated fair market value per share at the date of release, compensation expense is recognized. As of December 31, 1995 and 1996, approximately 95,200 shares and 108,700 shares, respectively, have been released. The remaining 6,600 shares held by the ESOP at December 31, 1996 were unallocated.

Contributions to the ESOP and compensation expense attributable to released shares for the years ended December 31, 1994, 1995 and 1996 are as follows (in thousands):

                                                            Year Ended December 31,
                                                     ------------------------------------
                                                      1994           1995           1996
                                                     ------         ------         ------
Matching contributions                              $  2,305       $  2,385       $  2,546
Discretionary contributions                            2,686          2,454          2,654
                                                 ............................................
  Total                                             $  4,991       $  4,839       $  5,200
                                                 --------------------------------------------

Compensation expense                                $  7,152       $  8,156       $  5,726
                                                 --------------------------------------------

In the event of retirement, death or disability, the entire balance of a participant's ESOP account will become distributable without regard to the ordinary vesting schedule. In the event of termination of employment for any other reason, the vested portion of a participant's ESOP account will become distributable. If Holdings common stock is distributed to a participant, the participant may, within two, sixty-day periods, require the Company to purchase all or a portion of such common stock at the fair market value of the common stock as determined under the ESOP as of the immediate preceding December 31.

The Company also maintains two defined benefit plans which currently cover only employees whose employment is governed by the terms of a collective bargaining agreement. Benefits for all other employees previously covered under these plans have been frozen. The Company makes annual contributions to these plans which at least equal the amounts required by law. Contribution amounts are determined by independent actuaries using an actuarial cost method that has an objective of providing an adequate fund to meet pension obligations as they mature over the long-term future. At December 31, 1995 and 1996, the assets of the plans were held in equity and fixed income securities.

The following table sets forth the funded status of these plans at December 31, 1995 and 1996, and the amounts recognized in the Company's consolidated balance sheets at those dates (in thousands):

                                                           December 31,
                                                     ---------------------
                                                      1995           1996
                                                     ------         ------
Actuarial present value of vested benefit
  obligation                                       $  19,391      $  20,441
                                                ------------------------------
Actuarial present value of accumulated
  benefit obligation                               $  20,913      $  21,978
                                                ------------------------------
Plan assets at fair value                          $  18,858      $  20,652
Actuarial present value of projected benefit
  obligation                                          21,302         22,075
                                                ..............................
Projected benefit obligation in excess of
  plan assets                                          2,444          1,423
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions                               2,210          3,513
                                                ..............................
Accrued pension cost                                $  4,654       $  4,936
                                                ------------------------------

The projected benefit obligation is based on a weighted average discount rate of 7.5 percent in 1994 and 7.0 percent in both 1995 and 1996, and a projected long-term compensation growth rate of 4.0 percent in all years. The expected long-term rate of return on plan assets is 8.5 percent in 1994 and 8.0 percent in both 1995 and 1996.

The components of net periodic pension costs related to the above plans for the years ended December 31, 1994, 1995 and 1996 are as follows (in thousands):


                                                            Year Ended December 31,
                                                     ------------------------------------
                                                      1994           1995           1996
                                                     ------         ------         ------
Service cost--benefits earned during the year         $  353         $  280         $  308
Interest cost on projected benefit obligation          1,361          1,417          1,455
Actual return on plan assets                          (1,283)        (1,482)        (1,441)
Net amortization and deferral                             --           (120)            --
                                                   ..........................................
                                                      $  431         $   95         $  322
                                                   ------------------------------------------

The Company sponsors a voluntary defined contribution 401(k) plan which is available to substantially all employees. After the Acquisition, Company contributions to the 401(k) plan have ceased and are now being contributed to the ESOP as discussed above.

The Company has a nonqualified, unfunded supplemental executive retirement plan for executives whose benefits under a prior salaried retirement plan sponsored by the former owner were reduced because of compensation under deferral elections or limitations under federal tax laws. In conjunction with the Acquisition, all benefit accruals under the supplemental employee retirement plan ceased subsequent to August 31, 1993. The Company has retained sponsorship of this plan, as well as the responsibility for all benefit payments thereunder.

The Company also has a nonqualified, unfunded capital accumulation plan for which it has purchased life insurance on the lives of the participants. A grantor trust is the sole owner and beneficiary of such policies. The amount of coverage is designed to provide sufficient revenues to recover all costs of the plan if assumptions made as to mortality experience, policy earnings and other factors are realized.

The following table sets forth the status of the non-qualified plans at December 31, 1995 and 1996, and the amounts recognized in the Company's consolidated balance sheets at those dates (in thousands):

                                                           December 31,
                                                     ---------------------
                                                      1995           1996
                                                     ------         ------
Actuarial present value of vested benefit
   obligation                                      $  13,822      $  15,133
                                                ------------------------------
Actuarial present value of accumulated
   benefit obligation                              $  19,965      $  21,521
                                                ------------------------------
Plan assets at fair value                          $      --      $      --
Actuarial present value of projected benefit
   obligation                                         19,965         21,521
                                                ..............................
Projected benefit obligation in excess of
   plan assets                                        19,965         21,521
Unrecognized net loss from past experience
   different from that assumed and effects of
   changes in assumptions                             (1,068)        (2,043)
Minimum liability adjustment                              --          2,043
                                                ..............................
Accrued pension cost                               $  18,897      $  21,521
                                                ------------------------------

The projected benefit obligation is based on a weighted average discount rate of 7.5 percent in 1994 and 7.0 percent in both 1995 and 1996. Expenses related to the non-qualified plans for the years ended December 31, 1994, 1995 and 1996 were $1.1 million, $1.3 million and $1.4 million, respectively. The minimum liability adjustment, net of tax benefit, is reflected as a reduction of stockholders' equity.

10.   POSTRETIREMENT BENEFITS OTHER THAN
      PENSIONS/POSTEMPLOYMENT BENEFITS

The Company provides certain health care and life insurance benefits to retired employees who meet specified age and years of service requirements. The life insurance plan provides a $5,000 benefit and is available on a noncontributory basis. The health care plans pay a stated percentage of most medical expenses reduced for any deductible and co-payment, payments made by government programs and other group coverage. The cost of providing these health care benefits is shared with retirees. All plans are unfunded.

The following table sets forth the accrued postretirement benefit cost recognized in the Company's balance sheet at December 31, 1995 and 1996 (in thousands):

                                                           December 31
                                                    -----------------------
                                                     1995            1996
                                                    ------          ------
Retirees                                           $   7,568      $   6,927
Fully eligible active plan participants               10,173          8,239
Other active plan participants                        16,683         13,131
                                               ...............................
Projected benefit obligation                          34,424         28,297
Unrecognized net gain from past experience
   different from that assumed and effects
   of changes in assumptions                             118          7,469
Unrecognized prior service credit                        995            877
                                               ...............................
Accrued postretirement benefit cost                $  35,537      $  36,643
                                               -------------------------------

Net periodic postretirement benefit cost for the years ended December 31, 1994, 1995, and 1996 are as follows (in thousands):

                                                              Year Ended December 31,
                                                     ------------------------------------
                                                      1994           1995           1996
                                                     ------         ------         ------
Service cost of benefits earned                     $    883       $  1,050       $  1,182
Interest cost on accumulated postretirement
   benefit obligation                                  1,599          2,227          2,353
Net amortization and deferral                           (117)          (111)          (111)
                                                 ............................................
                                                    $  2,365       $  3,166       $  3,424
                                                 --------------------------------------------

Actuarial assumptions used for the Company's retiree health care and life insurance plans were as follows (dollars in thousands):


                                                             Year Ended December 31,
                                                      ------------------------------------
                                                       1994           1995           1996
                                                      ------         ------         ------
Projected health care cost trend rate                     11%            10%             7%
Ultimate trend rate                                        5%           4.5%           4.5%
Year ultimate trend rate is achieved                    2001           2002           2001
Effect of a 1% increase in the health care
   cost trend rate on the APBO                      $  4,412       $  5,803       $  3,202
Effect of a 1% increase in the health care
   cost trend rate on the aggregate of service
   and interest cost                                $    196       $    669       $    398
Discount rate                                            7.5%           7.0%           7.0%

11.   INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

                                                              Year Ended December 31,
                                                     ------------------------------------
                                                      1994           1995           1996
                                                     ------         ------         ------
Current:
   Federal                                          $  5,279       $  2,520       $  5,108
   State                                                 416          1,237              4
Deferred:
   Federal                                            (3,709)        (3,514)        (7,640)
   State                                                 699            328           (887)
                                                 ............................................
                                                    $  2,685       $    571       $ (3,415)
                                                 --------------------------------------------

The provision for income taxes is different from the amounts computed by applying the U.S. federal statutory income tax rate. The reasons for these differences are as follows (in thousands):

                                                             Year Ended December 31,
                                                     ------------------------------------
                                                      1994           1995           1996
                                                     ------         ------         ------
Income taxes at statutory rate                      $  1,637       $   (961)    $   (4,704)
State income taxes, net of federal benefit               725          1,017           (574)
Amortization of intangible assets                        419            502          1,917
Meals and entertainment disallowance                     335            310            306
Life insurance expense, net                              (97)           (80)           (54)
Research tax credit                                      (90)          (249)           (81)
Other, net                                              (244)            32           (225)
                                                 .............................................
                                                    $  2,685       $    571     $   (3,415)
                                                 ---------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1995 and 1996 are as follows (in thousands):

                                                          December 31
                                                     ---------------------
                                                      1995           1996
                                                     ------         ------
Deferred Tax Assets:
   Accrued postretirement benefits                 $  13,939      $  14,373
   Accrued supplemental retirement benefits           10,665         11,247
   Reserve for loss on asset disposals                   823          5,244
   Accrued vacation expense                            2,526          2,575
   Other accruals not currently deductible for tax     3,673          4,699
   Accrued interest on Debentures                      4,961          7,628
   Alternative minimum tax credit                      7,911          8,295
   Bad debt reserve                                    1,336          2,185
                                                   ...........................
   Total deferred tax assets                          45,834         56,246

Deferred Tax Liabilities:
   Book over tax basis of assets acquired              3,682          3,327
   Tax over book depreciation                         16,330         18,640
   Book over tax basis of intangible assets           11,048         10,184
   Other                                                  96             88
                                                   ...........................
   Total deferred tax liabilities                     31,156         32,239
                                                   ...........................
   Net Deferred Tax Assets                         $  14,678      $  24,007
                                                   ---------------------------

Management has reviewed the realization of the deferred tax assets and believes it is more likely than not that they will be realized through future taxable earnings.

12.   LOAN GUARANTEES AND CONCENTRATION OF CREDIT RISK

Loan Guarantees: The Company has agreed to provide a guarantee of up to $7.5 million to a new entity formed in 1995 to provide funding for the growth, consolidation and expansion of the Company's network of independently-owned dealers and producers. All dealers or producers who are members of the entity must have arrangements with the Company for some purchase of its products. At December 31, 1995 and 1996, the amount subject to such guarantee was $4.0 million and $5.8 million, respectively. The guarantee is expected to remain outstanding for over five years. The Company is not a member of this non-stock membership corporation and thus does not have an equity interest in the new entity; however, the Company did make a loan of $2.0 million to the entity to provide funding for its growth.

Loan guarantees are also made to banks to assist the Company's customers in obtaining bank loans for working capital, lines of credit, and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $15.8 million and $12.8 million at December 31, 1995 and 1996, respectively, under these type of arrangements. The maturities of these guarantees extend through December 2010 with most significant maturities, excluding the $5.8 million discussed above, occurring prior to 2001.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Substantially all of the Company's accounts receivable are due from companies in agriculture-related businesses located throughout the United States.

13.   COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company rents certain transportation vehicles, warehouses and operating facilities under various operating leases, many of which contain renewal or purchase options. Rent expense for all operating leases was $2.8 million, $3.1 million and $3.3 million for the years ended December 31, 1994, 1995 and 1996, respectively.

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year consist of the following at December 31, 1996 (in thousands):


                                                   Operating
                                                    Leases
                                               ----------------
1997                                              $    2,797
1998                                                   2,595
1999                                                   2,117
2000                                                   1,467
2001                                                   1,055
Thereafter                                             2,274
                                               ................
   Total minimum lease payments                    $  12,305
                                               ................

Litigation: The Company, in the ordinary course of business, is engaged in various litigation and other proceedings principally relating to product claims. The ultimate liability with respect to such litigation and proceedings cannot be determined at this time. The Company is of the opinion that the aggregate amount of any such liabilities will not have a material impact on its financial position or results of operations.

14.   CONDENSED FINANCIAL INFORMATI0N OF PURINA MILLS, INC.
      AND SUBSIDIARIES

                                  Balance Sheet
(Dollars in Thousands)

                                                                 December 31
                                                             --------------------
                                                               1995        1996
                                                              ------      ------
         Current assets                                      $156,568    $164,064

         Noncurrent assets                                    475,675     442,011

         Current liabilities                                  152,549     142,961

         Noncurrent liabilities                               400,483     394,451

                                  Statements of Operations

(Dollars in Thousands)
                                       Year Ended              Year Ended             Year Ended
                                      December 31,            December 31,           December 31,
                                         1994                    1995                   1996
---------------------------------------------------------------------------------------------------
Net sales                             $1,016,392              $1,047,169              $1,212,197

Operating income                          45,006                  44,531                  30,264

Net income (loss)                          6,085                   3,062                  (4,793)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors and executive officers of both the Company and Holdings. All directors have been appointed to serve for the ensuing year and until their successors have been duly elected and qualified or their prior removal or resignation. All officers have been appointed to serve until their retirement, removal or resignation.

                                                                                         Years with
   Name                                 Age               Position                      Purina Mills
  -----                                -----             ----------                    --------------
Paul F. Cornelsen                       73      Chairman of the Board <F1>                    --
David L. Abbott                         45      Director, President and Chief
                                                  Executive Officer <F1>                      23
Ian R. Alexander                        50      Executive Vice President and
                                                  Chief Financial Officer                      7
Rick L. Bowen                           44      Vice President and General Manager,
                                                  Western Region <F4>                         12
Duncan M. Highmark                      48      Vice President, Research and
                                                  Marketing <F4>                              26
Perry L. Mooneyham                      54      Vice President and General Manager,
                                                  Southern Region <F4>                        33
August F. Ottinger                      55      Vice President, General Counsel and
                                                  Secretary                                   27
Nile D. Ramsbottom                      52      Vice President, Purchasing,
                                                  Transportation and Formulation <F4>         30
Arnie E. Sumner                         48      Vice President and General Manager,
                                                  Central Region <F4>                         25
John T. Zerbe                           57      Vice President and General Manager,
                                                  Eastern Region <F4>                         30
Allan R. Dragone                        70      Director <F3>                                 --
Frank J. Hevrdejs                       51      Director <F1> <F2> <F3>                       --
William C. Oehmig                       47      Director <F1> <F3>                            --
Jo Ann Smith                            57      Director <F2>                                 --
Gene G. Stoever                         58      Director <F2>                                 --
--------------------------------------------------------------------------------------------------------

<F1>  Member of the Executive Committee of the Board of Directors (Mr.
         Cornelsen as Chairman of the Committee)
<F2>  Member of the Audit Committee of the Board of Directors (Mr. Stoever as
         Chairman of the Committee)
<F3>  Member of the Executive Compensation Committee of the Board of
         Directors (Mr. Oehmig as Chairman of the Committee)
<F4>  Not an officer of Holdings, only an officer of the Company

Mr. Cornelsen became a member of the Board in 1993 and Chairman in October 1995. He currently is self-employed as a principal of Cornelsen Associates, a consulting firm. From June 1982 to January 1993, when he retired, he was Chairman and Chief Executive Officer of MiTek, Inc., an international company specializing in structural fasteners and engineering designs for pre-fabricated residential and commercial buildups. Prior to MiTek, he was Vice Chairman and Chief Operating Officer of Ralston Purina Company. He currently serves as a Director of Color Art, Inc. and Public Safety Equipment, Inc.

Mr. Abbott has been President and Chief Executive Officer of the Company since March 1996. He joined the Company in 1973 and has served in various positions, including Executive Vice President and Chief Operating Officer from 1990 to 1996, Vice President, Central Region from 1989 to 1990, and Vice President and General Sales Manager from 1988 to 1989.

Mr. Alexander has been Vice President and Chief Financial Officer of the Company since 1990 when he joined the Company. Prior to joining the Company, he was employed in various capacities since 1972 by The British Petroleum Company p.l.c. or its subsidiaries, including Director of Information Systems for BP Oil Company from 1987 to 1989.

Mr. Bowen has been Vice President and General Manager, Western Region of the Company since October 1995. He joined the Company in 1984 and has served in various positions including Manager Financial Services, District Manager, Division Sales Manager, Region Director of Pricing and Area General Manager. Prior to joining the Company he was employed in various capacities with the Farm Credit System.

Mr. Highmark has been Vice President, Research and Marketing of the Company since March 1993. He joined the Company in 1970 and has served in various management positions, including Business Group Director, Dairy and Beef, Regional Sales Manager, Regional Pricing Director and Division Sales Manager.

Mr. Mooneyham has been Vice President and General Manager, Southern Region of the Company since October 1995. He joined the Company in 1964 and has served in various positions including Director of Operations at three locations and Area General Manager.

Mr. Ottinger has been Vice President, General Counsel and Secretary of the Company since October 1994. He joined the Company in 1969 as an attorney in the Agri Products Division.

Mr. Ramsbottom has been Vice President, Purchasing, Transportation and Formulation of the Company since 1986. He joined the Company in 1966 and has served in various positions, including Region Purchasing Manager, Director of Soybean Operations, Director of Chow Operations, and Region Vice President.

Mr. Sumner has been Vice President and General Manager, Central Region of the Company since October 1995. He joined the Company in 1971 and has served in various positions, including Area Controller, Regional Pricing Manager, Director of Operations, Eastern Regional Vice President, Western Regional Vice President, Vice President, Control and Vice President, National Region.

Mr. Zerbe has been Vice President and General Manager, Eastern Region of the Company since October 1995. He joined the Company in 1966 and has served in various positions including District Manager, Division Sales Manager, Vice President Central Region and Vice President and General Sales Manager.

Mr. Dragone was elected a director and Chairman of the Board of Directors of Arcadian Corporation in November 1989. He resigned as Chairman effective July 30, 1990. From September 1986 until December 1989, Mr. Dragone served as the President and Chief Executive Officer of Akzo America, Inc. an international chemical company. He also served as Chairman of Fiber Industries, Inc. from 1987 until its acquisition by Wellman, Inc. in 1989. From January 1990 through September 1995, Mr. Dragone served as Chairman of the New York Racing Association. He currently serves as a director of Arcadian Corporation, Wellman, Inc. and Sterling Chemicals, Inc.

Mr. Hevrdejs founded The Sterling Group, Inc., a major management buyout company in 1982. Mr. Hevrdejs is a principal and President of Sterling. Additionally, he is Chairman of First Sterling Ventures, Corp., Enduro Holdings, Inc. and Fiberglass Holdings, Inc. He is also a board member of Eagle U.S.A., Sterling Chemicals, Inc. and Mail-Well, Inc.

Mr. Oehmig served as Chairman from the Acquisition to October 1995. He currently is a principal of The Sterling Group, Inc. which he joined in 1985. From 1978 to 1985, he represented foreign investors in purchasing and managing U.S. companies in the oil field service, manufacturing, distribution, heavy equipment and real estate industries. As a principal at Sterling, in addition to other Sterling transactions, Mr. Oehmig was involved in the formation of Arcadian Corporation, a manufacturer of nitrogen fertilizer, in 1989 and Royster-Clark, Inc., a distributor and wholesaler of agricultural fertilizers, in 1992. He has served as a director for Rives Carlberg, Atlantic Coast Airlines, Inc., Walter International, Inc. and as Chairman of Royster-Clark and currently serves on the boards of Sterling Diagnostic Imaging, Inc. and the Vanderbilt University Alumni Association.

Ms. Smith is President of Smith Associates, an agricultural marketing and governmental policy consulting firm, founded in 1994. From 1993 to 1994 she served as Executive Director of the Pecan Marketing Board. From 1989 to 1993, she served as the Assistant Secretary for Marketing and Inspection Services for the USDA in Washington, D.C., setting policy direction for the agricultural, animal and plant agencies under its jurisdiction. From 1986 to 1988, she served as Chairman of the Cattlemen's Beef Board a promotion and research arm of the Beef industry serving the domestic and international arenas. In 1985 she served as president of the National Cattlemen's Association. She currently serves as a Director to Iowa Beef Processors, Inc.

Mr. Stoever was a partner at KPMG Peat Marwick from July 1969 until July 1993, when he retired. While at KPMG Peat Marwick, he served principally oil and gas, manufacturing and distribution, and multinational audit clients. He currently serves as a Director of Sterling Diagnostic Imaging, Inc. and its parent, SDI Holding Corp.

There are no family relationships between any of the above named executive officers and directors.

Compensation of Directors

Directors of Holdings who are not employees of the Company receive a total annual retainer of $20,000, plus $1,000 for each meeting of the Board attended and $500 for each Committee meeting attended; Directors who are also employees of the Company do not receive any compensation for Board or Board Committee service.

ITEM 11.    EXECUTIVE COMPENSATION

The following table summarizes the compensation paid for the years ended December 31, 1994, 1995, and 1996 to the Chief Executive Officer and the four most highly compensated executive officers of Holdings and the Company (the "Named Executive Officers") for the services rendered to Holdings and the Company.

                                                 Summary Compensation Table <F1>

                                                                                          Long-Term
                                            Annual Compensation                      Compensation Awards
                              ----------------------------------------------------------------------------
                                                                           Other             Securities     All Other
         Name and                                                          Annual            Underlying      Compen-
    Principal Position                       Salary         Bonus        Compensation      Options/SARs     sation <F2>
                                Year          ($)            ($)             ($)                 (#)            ($)
------------------------------------------------------------------------------------------------------------------------
D. L. Abbott                    1996        285,000         71,700                               485            9,124
President and Chief             1995        214,225         69,219                               500            9,743
Executive Officer               1994        206,000         95,755                                --            6,666

E. L. McMillan                  1996        145,630             --         232,500                --        1,104,708<F3>
Former President and Chief      1995        299,520        139,080                               750
Executive Officer               1994        259,560        147,065                                --            9,743
                                                                                                                6,666

I. R. Alexander                 1996        196,900         27,500                               175            9,124
Executive Vice President        1995        187,475         52,041                               275            9,743
and Chief Financial             1994        189,000         70,088                                --            6,292
Officer

A. E. Sumner                    1996        158,800         39,520                               160            9,124
Vice President and General      1995        148,950         48,545                               250            9,743
Manager, Central Region         1994        137,250         40,311                                --            6,416

N. D. Ramsbottom                1996        138,700         20,000                               130            9,124
Vice President,                 1995        133,725         40,242                               200            9,743
Purchasing,                     1994        129,800         37,916                                --            6,181
Transportation and
Formulation

D. M. Highmark                  1996        132,300         28,981                               160            9,124
Vice President                  1995        126,000         45,914                               250            8,955
Research & Marketing            1994        124,800         40,856                                --            8,813
------------------------------------------------------------------------------------------------------------------------

<F1>  Although the Named Executive Officers received limited perquisites, such as reimbursement of deductible and co-payment amounts under the Company's health plans and costs of annual physical examinations, the value of such perquisites received by any of the Named Executive Officers does not exceed the lesser of $50,000 or 10% of the salary and bonus reported.

<F2>  All Other Compensation, for all individuals except Mr. McMillan, represents matching payments made by the Company under the Company's 401(k) Savings Investment Plan plus discretionary contributions to the ESOP and allocated to the participants during the year.

<F3>  Mr. McMillan's All Other Compensation represents matching payments made by the Company under the Company's 401(k) Savings Investment Plan plus discretionary contributions to the ESOP and allocated to the participants during the year plus all severance payments paid or payable in connection with his resignation in March 1996.

In January 1995 the PM Holdings Corporation Omnibus Stock and Incentive Plan was adopted. The plan provides for the issuance of stock options or other incentive awards with a maximum of 39,500 shares of common stock available for grant. The following table summarizes the options granted during the year ended December 31, 1996 to the Named Executive Officers for the services rendered to Holdings and the Company.

                                          Options/SAR Grants in Last Fiscal Year

                                                                                            Potential Realized Value
                                                                                             at Assumed Annual Rates
                                                                                           of Stock Price Appreciation
                                 Individual Grants                                               for Option Term
-------------------------------------------------------------------------------------------------------------------------
                                            % of Total
                            Number of       Options/
                           Securities        SARs
                           Underlying      Granted to
                            Options/       Employees          Exercise of
                              SARs         in Fiscal          Base Price      Expiration
      Name                   Granted          Year              ($/Sh)           Date            5% ($)        10% ($)
-------------------------------------------------------------------------------------------------------------------------
D. L. Abbott                  485             7.6               310            3/24/06          94,556         239,619

E. L. McMillan                 --              --                --                 --              --              --

I. R. Alexander               175             2.7               310            3/24/06          34,118          86,460

A. E. Sumner                  160             2.5               310            3/24/06          31,194          79,050

N. D. Ramsbottom              130             2.0               310            3/24/06          25,345          64,228

D. M. Highmark                160             2.5               310            3/24/06          31,194          79,050
-------------------------------------------------------------------------------------------------------------------------

The above options were granted on March 25, 1996 in tandem with an equal number of stock rights. Both the options and the rights are exercisable over a three-year period. Upon the exercise of a stock right, the participant receives the number of shares or cash equal to such value, or a combination thereof, with respect to which such right is exercised as outlined in the plan.

The following table summarizes the value of the outstanding options held by the Named Executive Officers as of December 31, 1996.


                       Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                        Number of                   Value of
                                                                     Securities Under-             Unexercised
                                                                     lying Unexercised             In-the-Money
                                                                      Options/SARs at             Options/SARs at
                                                                     December 31, 1996           December 31, 1996
                                                                             (#)                        ($)

                              Shares Acquired                            Exercisable/               Exercisable/
      Name                    on Exercise (#)    Value Realized ($)     Unexercisable              Unexercisable
---------------------------------------------------------------------------------------------------------------------
D. L. Abbott                      --                  --                  165/985                    19,800/45,050

E. L. McMillan                    --                  --                    750/0                         90,000/0

I. R. Alexander                   --                  --                   91/450                    10,920/23,830

A. E. Sumner                      --                  --                   83/410                     9,960/21,640

N. D. Ramsbottom                  --                  --                   66/330                     7,920/17,380

D. M. Highmark                    --                  --                   83/410                     9,960/21,640
---------------------------------------------------------------------------------------------------------------------

The value of in-the-money options at December 31, 1996 was computed assuming a per share value of $320, the latest valuation of shares held by the ESOP.

Pension Plans

Prior to the Acquisition, the Company maintained a noncontributory, qualified Defined Benefit Pension Plan in which generally all salaried employees of the Company participated. The Company also maintains a nonqualified, unfunded supplemental executive retirement plan that provides highly paid employees with the portion of their retirement benefits not permitted to be paid from the Defined Benefit Pension Plan due to limitations imposed by the Internal Revenue Code of 1986 and compensation deferral elections. The following table sets forth the estimated annual retirement benefits payable under the Defined Benefit Pension Plan and the related supplemental executive retirement plan (collectively, the "Pension Plans") in the specified final average pay and years of service classifications.

                                     Pension Plan Table
                                      Years of Service

 Final
Average
  Pay                  15           20            25              30              35
-----------------------------------------------------------------------------------------
$100,000          $  19,728    $  26,305     $  32,881       $  39,457        $ 46,033
 150,000             30,228       40,305        50,381          60,457          70,533
 200,000             40,728       54,305        67,881          81,457          95,033
 250,000             51,228       68,305        85,381         102,457         119,533
 300,000             61,728       82,305       102,881         123,457         144,033
 350,000             72,228       96,305       120,381         144,457         168,533
 400,000             82,728      110,305       137,881         165,457         193,033

Final average pay is an average of a participant's highest five consecutive years of compensation earned during the last 10 years covered by the Pension Plans. Compensation covered by the Pension Plans consists of base salary and bonuses. Covered compensation for the Named Executive Officers is generally the same as that shown in the "annual compensation" columns of the Summary Compensation Table. The estimated credited years of service for each of the Named Executive Officers under the Pension Plans is as follows: Mr. Abbott, 20 years; Mr. McMillan, 24 years; Mr. Alexander, 3 years; Mr. Ramsbottom, 26 years; Mr. Sumner, 21 years; and Mr. Highmark, 23 years.

Benefits are computed on the basis of a five-year certain and life annuity and reflect deductions for social security and other offset amounts.

All benefit accruals under the Pension Plans described above ceased upon completion of the Acquisition. The Company has no further liability in connection with the funding of the Defined Benefit Pension Plan. The previous owner has retained sponsorship of the Defined Benefit Pension Plan and the responsibility to pay all benefits that become due thereunder. The Company sponsors the supplemental executive retirement plan and the responsibility to pay all benefits that become due thereunder.

Capital Accumulation Plan. The Company has maintained a Capital Accumulation Plan (the "CAP") for key employees. Whether the CAP was offered in any given year was decided annually. If it was determined to offer the CAP, an employee relations committee chose those employees eligible to participate in the CAP. Each selected key employee could elect to defer all or a portion of the annual bonus that participant was entitled to receive. The minimum amount of a participant's deferral was $2,000, and the maximum amount was the participant's annual bonus. The benefits payable under the CAP are comprised of termination, death and retirement benefits. All benefits are unfunded and the Company has purchased life insurance on the lives of the participants. See Note 9 of Notes to Consolidated Financial Statements.

The deferral option under the CAP has not been offered since the Acquisition. However, the Company has retained the CAP and the responsibility to pay all benefits due thereunder. The amount of a participant's "Annual Retirement Income Benefit" under the CAP is dependent upon the amount of the participant's deferral, the participant's age on the effective date of the deferral and the participant's age at the time of termination of employment. The estimated annual benefits payable under the CAP to the Named Executive Officers upon retirement at the normal retirement age of 65 are as follows:
Mr. Abbott, $211,047; Mr. McMillan, $155,560; Mr. Alexander, $16,082; Mr.
Ramsbottom, $111,092; Mr. Sumner, $124,247 and Mr. Highmark, $72,772.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth certain information as of December 31, 1996, with respect to (1) each person known to Holdings to be a beneficial owner (as such term is used in section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of more than 5% of the outstanding shares of common stock,
(2) each director of Holdings, (3) each of the Named Executive Officers, and
(4) all directors and executive officers as a group.


      Directors, Executive Officers                              Number           Percentage
      and 5% Beneficial Owners <F1>                            of Shares          Ownership
      -----------------------------                            ---------          ----------
Purina Mills, Inc. Employee
   Stock Ownership Plan                                          115,296             25.4%
   c/o Bank One, Texas, N.A. as Trustee
   910 Travis
   Houston, Texas 77002 <F2>
Purina Mills, Inc.
   PM Holdings Common Stock Fund Trust Created
   Pursuant to the Purina Mills Savings Investment Plan           47,065             10.4%
   c/o Bank One, Texas, N.A. as Trustee
   910 Travis
   Houston, Texas 77002 <F2>
David L. Abbott <F3>                                               4,743              1.0%
Edward L. McMillan <F4>                                            6,346              1.4%
Ian R. Alexander <F5>                                              3,860              <F*>
Duncan M. Highmark <F6>                                              976              <F*>
Nile D. Ramsbottom <F7>                                            1,249              <F*>
Arnie E. Sumner <F8>                                                 918              <F*>
William C. Oehmig <F9>                                            27,380              6.0%
Paul F. Cornelsen                                                    564              <F*>
Allan F. Dragone                                                   2,500              <F*>
Frank J. Hevrdejs                                                 22,000              4.8%
Jo Ann Smith                                                         100              <F*>
Gene G. Stoever                                                    1,000              <F*>
Directors and executive officers as a group (16 persons) <F10>    74,874             16.5%

-----------
<F*> Less than 1%


<F1>  Unless otherwise noted, each stockholder has direct ownership and sole voting and investment power with respect to the indicated shares of common stock.

<F2>  The Trustee will vote all shares of common stock held by the Employee
      Stock Ownership Plan (the "ESOP") or the Purina Mills, Inc. PM Holdings Common Stock Fund Trust (the "Holdings Trust"), as the case may be, pursuant to the direction of the Board of Directors in the case of the ESOP, and the Employee Relations Committee, in the case of the Holdings Trust, except that participants are entitled to direct the Trustee to vote the shares of common stock allocated to their accounts with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transaction as may be prescribed in the regulations under the Code.

<F3>  Includes 379 shares of common stock held in the Savings Plan and 214 vested shares held in the ESOP.

<F4>  Includes 218 shares of common stock held in the Savings Plan and 178 vested shares held in the ESOP.

<F5>  Includes 210 vested shares of common stock held in the ESOP.

<F6>  Includes 276 shares of common stock held in the Savings Plan and 200 vested shares held in the ESOP.

<F7>  Includes 388 shares of common stock held in the Savings Plan and 211 vested shares held in the ESOP.

<F8>  Includes 207 shares of common stock held in the Savings Plan and 211 vested shares held in the ESOP.

<F9>  These shares are held jointly by Mr. Oehmig and his wife.

<F10> Includes an aggregate of 2,674 shares of common stock held in the
      Savings Plan and 1,956 vested shares held in the ESOP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Interests in the Acquisition

In connection with the acquisition of Golden Sun, the Company entered into an agreement pursuant to which Sterling provided consulting services and received a fee of $.6 million. Sterling is a private investment firm in which Mr. Hevrdejs and Mr. Oehmig, each of whom is a Director of Holdings, are principals.

As a matter of policy, the foregoing agreement between the Company and Sterling was, and all future transactions between the Company and Holdings and their respective directors, officers and affiliates will be, on terms no less favorable to the Company or Holdings than those available from unaffiliated third parties. All such future transactions will be approved by a majority of the disinterested members of the Board of Directors of the Company or Holdings, as the case may be. Both the Notes Indenture and the Debenture Indenture also restrict transactions between the Company and its affiliates. See Note 6 of Notes to Consolidated Financial Statements.

                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

(a)   List of documents filed as part of this Report:

      (1) Financial statements: Item 8 of this report lists certain consolidated financial statements of Holdings.


      (2)  Financial statement schedules:


Schedule                                                           Page
 Number                      Description                          Number
-------------------------------------------------------------------------
    I       Condensed Financial Information of Registrant         71
   II       Condensed Valuation and Qualifying Accounts           74

Schedules other than those listed above have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

      (3)  Exhibits:


Exhibit Number                          Description
--------------                          -----------
     2<F#>          Stock Purchase Agreement by and among Purina Mills,
                    Inc. and the Stockholders of Golden Sun Acquisition
                    Company, dated March 15, 1995

     3.1            Restated Certificate of Incorporation of Holdings
                    (filed as Exhibit 3.1 to the Registration Statement on Form S-1 of Holdings and PMI, Registration
                    No. 33-66606, and incorporated herein by reference)

     3.2            Bylaws of Holdings (filed as Exhibit 3.3 to the
                    Registration Statement on Form S-1 of Holdings and PMI, Registration No. 33-66606, and incor-porated herein by reference)

     4.1 Indenture dated as of September 27, 1993 by and between Holdings and NationsBank of Texas, National Association, as Trustee, with respect to the 11 1/2% Series A and Series
                    B Subordinated Discount Debentures due 2005, including the form of Series A and Series B Discount Debentures (filed as Exhibit 4.1 to the Registration Statement on Form S-1 of Holdings, Registration No. 33-70920, and incorporated herein by reference)

     4.2 Indenture dated as of September 27, 1993 by and between the Company and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the 10 1/4% Senior Subordinated
                    Notes due 2003, including the form of Note and guaranty of Holdings (filed as Exhibit 4.1 to the Current Report on
                    Form 8-K of Holdings dated September 27, 1993, and incorporated herein by reference)

     4.3 Stockholders Agreement among Holdings and certain holders of Holdings Common Stock effective as of September 27,
                    1993 (filed as Exhibit 4.4 to the Current Report on Form 8-K of Holdings dated September 27, 1993, and incorporated herein by reference)


Exhibit Number                          Description
--------------                          -----------

      4.4 Employee Stockholders Agreement among Holdings and certain holders of Holdings Common Stock effective as of September 27, 1993 (filed as Exhibit 4.5 to the Current
                    Report on Form 8-K of Holdings dated September 27, 1993, and incorporated herein by reference)

      4.5 Registration Rights Agreement among Holdings and certain holders of Holdings Common Stock effective as of September
                    27, 1993 (filed as Exhibit 4.6 to the Current Report on Form
                    8-K of Holdings dated September 27, 1993, and incorporated herein by reference)

      4.6           Registration Rights Agreement among Holdings and the holders of Holdings Common Stock issued as a part of the Units effect-
                    ive as of September 27, 1993 (filed as Exhibit 4.8 to the Current
                    Report on Form 8-K of Holdings dated September 27, 1993,
                    and incorporated herein by reference)

     10.1           Stock Purchase Agreement dated June 22, 1993, as amended,
                    by and among BPA, BP Nutrition, Standard and PMI (filed as
                    Exhibit 2.1 to the Current Report on Form 8-K of Holdings
                    dated September 27, 1993, and incorporated herein by reference)

     10.2           Credit Agreement dated as of September 27, 1993 (the "Credit
                    Agreement") among the Company, the banks named therein
                    and Texas Commerce Bank National Association, as administra-
                    tive and syndication agent, and The CIT Group/Business Credit,
                    Inc., as collateral agent (collectively, the "Agents")(filed as
                    Exhibit 99.1 to the Current Report on Form 8-K of Holdings
                    dated September 27, 1993, and incorporated herein by reference)

     10.3 Guaranty Agreement dated as of September 27, 1993 by and among Holdings and the Agents (filed as Exhibit 99.2 to the Current Report on Form 8-K of Holdings dated September 27,
                    1993, and incorporated herein by reference)

     10.4           License Agreement dated October 1, 1986 between Ralston
                    Purina Company and Purina Mills (filed as Exhibit 10.4 to the
                    Registration Statement on Form S-1 of Holdings and PMI,
                    Registration No. 33-66606, and incorporated herein by reference)



Exhibit Number                           Description
--------------                          -----------
     10.5           Purina Mills, Inc. Retirement Plan and Trust Agreement
                    for Sales, Administrative and Clerical Employees (filed as Exhibit
                    10.5 to the Registration Statement on Form S-1 of Holdings and
                    PMI, Registration No. 33-66606, and incorporated herein by reference)

     10.6<F**>      Purina Mills, Inc. Restated Supplemental Executive Retirement
                    Plan (filed as Exhibit 10.6 to the Registration Statement on Form
                    S-1 of Holdings, Registration No. 33-70920, and incorporated herein by reference)

     10.7<F**>      Purina Mills, Inc. Discretionary [1992] Capital Accumulation
                    Plan for Key Employees (filed as Exhibit 10.7 to the Registration
                    Statement of Holdings and PMI, Registration No. 33-66606, and
                    incorporated herein by reference)

     10.8<F**>      Purina Mills, Inc. Savings Investment Plan (Restated as of
                    September 27, 1993) (filed as Exhibit 99.3 to the Current Report on Form 8-K of Holdings dated September 27, 1993, and incor-
                    porated herein by reference)

     10.9<F**>      PMI Employee Stock Ownership Plan effective as of September
                    27, 1993 and related Purina Mills, Inc. Employee Stock Owner-
                    ship Plan Trust Agreement effective as of September 23, 1993
                    (filed as Exhibit 99.4 to the Current Report on Form 8-K of
                    Holdings dated September 27, 1993, and incorporated herein by reference)

     10.10          Letter Agreement between PMI and Sterling relating to com-
                    pensation payable by PMI to Sterling for services performed in connection with the Acquisition and the financing thereof (filed as Exhibit 10.10 to the Registration Statement on Form  S-1 of
                    Holdings and PMI, Registration No. 33-66606, and incorporated herein by reference)

     10.11          Letter Agreement by and between Sterling and Messrs.
                    McMillan, Abbott and Alexander relating to compensation
                    payable by PMI to Messrs. McMillan, Abbott and Alexander for their services in connection with the Acquisition and financing thereof (filed as Exhibit 10.11 to the Registration Statement on
                    Form S-1 of Holdings and PMI, Registration No. 33-66606, and
                    incorporated herein by reference)



Exhibit Number                          Description
--------------                          -----------
     10.12          Form of Purchase Agreement by and between Holdings and
                    certain qualified institutional buyers relating to the Units (filed as Exhibit 10.21 to the Registration Statement on Form S-1 of
                    Holdings and PMI, Registration No. 33-66606, and incorporated herein by reference)

     10.13          Form of Indemnity Agreements between each of Holdings and
                    the Company and their respective Directors and Officers (filed as
                    Exhibit 10.22 to the Registration Statement on Form S-1 of Hold-
                    ings and PMI, Registration No. 33-66606, and incorporated here-
                    in by reference)

     10.14 Tax Sharing Agreement by and between Holdings and the Company (filed as Exhibit 10.23 to the Registration Statement on Form S-1 of Holdings and PMI, Registration No. 33-66606, and incorporated herein by reference)

     10.15          First Amendment to Credit Agreement (filed as Exhibit 10.25 to the Registration Statement on Form S-1 of Holdings, Registration
                    No. 33-70920, and incorporated herein by reference)

     10.16<F**>     PM Holdings Corporation 1993 Stock Option Plan (filed as
                    Exhibit 10.24 to the Annual Report on Form 10-K of Holdings
                    dated December 31, 1993, and incorporated herein by reference)

     10.17          Second and Third Amendments to Credit Agreement (filed as
                    Exhibit 10.25 to the Annual Report on Form 10-K of Holdings dated December 31, 1994, and incorporated herein by reference)

     10.18 Fourth Amendment to Credit Agreement (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Holdings dated December
                    31, 1994, and incorporated herein by reference)

     10.19          Fifth, Sixth, and Seventh Amendments to Credit Agreement
                    (filed as Exhibit 10.27 to the Annual Report on Form 10-K of
                    Holdings dated December 31, 1994, and incorporated herein by reference)

     10.20<F**>     PM Holdings Corporation Omnibus Stock And Incentive Plan
                    (filed as Exhibit 10.28 to the Annual Report on Form 10-K of
                    Holdings dated December 31, 1994, and incorporated herein by reference)


Exhibit Number                          Description
--------------                          ------------
     10.21<F**>     1995 PM Holdings Corporation Non-Employee Directors' Stock
                    Option Plan (filed as Exhibit 10.21 to the Annual Report on
                    Form 10-K of Holdings dated December 31, 1995, and
                    incorporated herein by reference)

     10.22          Eighth Amendment dated as of May 31, 1995 to Credit
                    Agreement dated as of September 27, 1993 (the "Credit
                    Agreement") among the banks named therein and Texas
                    Commerce Bank National Association, as administrative and
                    syndication agent, and The CIT Group/Business Credit, Inc., as collateral agent (collectively, the "Agents") (filed as Exhibit 10.22 to the Annual Report on Form 10-K of Holdings dated December
                    31, 1995, and incorporated herein by reference)

     10.23<F*>      Ninth Amendment dated as of March 22, 1996 to Credit
                    Agreement dated as of September 27, 1993 (the "Credit
                    Agreement") among the Company, the banks named therein and
                    Texas Commerce Bank National Association, as administrative and syndication agent, and the CIT Group/Business Credit, Inc., as collateral agent (collectively, the "Agents")

     10.24<F*>      Tenth Amendment dated as of June 28, 1996 to Credit
                    Agreement dated as of September 27, 1993 (the "Credit
                    Agreement") among the Company, the banks named therein and
                    Texas Commerce Bank National Association, as administrative and syndication agent, and the CIT Group/Business Credit, Inc., as collateral agent (collectively, the "Agents")

       12<F*>       Statement re computation of ratio of earnings to fixed charges

       21<F*>       Subsidiaries of the registrant

     27.1<F*>       Financial Data Schedule

------------------
<F*>      Filed herewith
<F**>     Compensatory Plan or Management Agreement
<F#>      Confidential Treatment has been requested for portions of this Exhibit

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PM Holdings Corporation


Date:  March 17, 1997               By:    /s/ Ian R. Alexander
                                       ---------------------------------------
                                               Ian R. Alexander
                                               Executive Vice President and
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                    Date                     Position
           ---------                    ----                     --------

     /s/ Paul F. Cornelsen          March 17, 1997    Chairman of the Board and Director
--------------------------------
     Paul F. Cornelsen



     /s/ David L. Abbott            March 17, 1997    President, Chief Executive Officer
--------------------------------                      and Director
     David L. Abbott



     /s/ Ian R. Alexander           March 17, 1997    Executive Vice President and Chief
--------------------------------                      Financial Officer (principal
     Ian R. Alexander                                 accounting officer)



      /s/ Allan R. Dragone          March 17, 1997    Director
--------------------------------
     Allan R. Dragone


           Signature                    Date                Position
           ---------                    ----                --------
     /s/ Frank J. Hevrdejs          March 17, 1997    Director
--------------------------------
     Frank J. Hevrdejs



     /s/ William C. Oehmig          March 17, 1997    Director
--------------------------------
     William C. Oehmig



     /s/ Jo Ann Smith               March 17, 1997    Director
--------------------------------
     Jo Ann Smith



     /s/ Gene G. Stoever            March 17, 1997    Director
--------------------------------
     Gene G. Stoever

                                                                           SCHEDULE I

                                     PM HOLDINGS CORPORATION
                          CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                      (Dollars in Thousands)
                                              December 31, 1995       December 31, 1996
----------------------------------------------------------------------------------------
Balance Sheet
Assets
  Investment in subsidiary                           108,550                 102,566
  Deferred financing costs, net                        2,224                   1,996
  Prepaid and deferred income taxes                    5,634                   8,175
  Other assets                                            10                       8
                                               ........................................
    Total assets                                  $  116,418              $  112,745
                                               ----------------------------------------

Liabilities and stockholders' equity
  Accounts payable -- affiliate                   $    2,066              $    1,884
  Long-term debt                                      60,678                  68,394

  Common stock held by ESOP                           31,000                  36,895
    Less unearned ESOP compensation                   (1,483)                 (2,141)

  Common stock                                             5                       5
  Additional paid-in capital                          38,769                  33,964
  Retained earnings                                  (14,617)                (26,256)
                                               ........................................
  Total stockholders' equity                          24,157                   7,713
                                               ........................................
    Total liabilities and stockholders' equity    $  116,418              $  112,745
                                               ----------------------------------------

                                                                                               SCHEDULE I

                                             PM HOLDINGS CORPORATION
                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                               (Dollars in Thousands)

                                                     Year Ended           Year Ended             Year Ended
                                                    December 31,         December 31,           December 31,
                                                       1994                  1995                   1996
                                                  -------------------------------------------------------------
Statements of Operations
   Equity in earnings (loss) of subsidiary          $  6,085               $   3,062             $    (4,793)
   General and administrative expenses                    21                      38                      59
   Other (income) expense, net                            --                   2,652                      --
   Interest expense                                    6,266                   7,073                   7,943
                                                  .............................................................
   Income (loss) before income taxes                    (202)                 (6,701)                (12,795)
   Income tax benefit                                 (2,195)                 (3,384)                 (2,769)
                                                  .............................................................
   Net income (loss)                                $  1,993               $  (3,317)            $   (10,026)
                                                  -------------------------------------------------------------


Statement of Cash Flows
Operating activities:
   Net income (loss)                                $  1,993               $  (3,317)            $   (10,026)
   Undistributed equity in (earnings) loss of
     subsidiary                                       (6,085)                 (3,062)                  4,793
   Accretion of discount on Discount
     Debentures                                        6,027                   6,845                   7,715
   Amortization of financing costs                       239                     228                     228
   Deferred income tax benefit                        (2,139)                 (2,800)                 (2,672)
   Other                                                 (35)                  2,051                     (38)
                                                  .............................................................
      Net cash used in operating activities               --                     (55)                     --

Financing activities:
   Proceeds from sale of common stock                     --                      55                      --
                                                  .............................................................
      Net cash provided by financing activities           --                      55                      --
                                                  .............................................................
  Increase (decrease) in cash                             --                      --                      --
  Cash at beginning of period                             --                      --                      --
                                                  .............................................................
  Cash at end of period                             $     --               $      --             $        --
                                                  -------------------------------------------------------------

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
             OF REGISTRANT  -  PM HOLDINGS CORPORATION (CONTINUED)

Notes to Condensed Financial Statements

1.  BASIS OF PRESENTATION

PM Holdings Corporation ("Holdings") was formed in July 1993 by an investor group led by The Sterling Group, Inc., a private financial organization, to acquire Purina Mills, Inc. (the "Company"). In September 1993, PMI Acquisition Corporation ("PMI"), a wholly owned subsidiary of Holdings, acquired all of the outstanding capital stock of the Company (the "Acquisition") and was merged into the Company. Holdings has no direct subsidiaries other than the Company and conducts no business other than that of the Company.

In the parent company-only financial statements, Holdings' investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent company-only financial statements should be read in conjunction with Holdings' consolidated financial statements.

                                                                                                       SCHEDULE II

                                               PM HOLDINGS CORPORATION
                             (PREDECESSOR COMPANY - PURINA MILLS, INC. AND SUBSIDIARIES)

                                    CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                                 (Dollars in Thousands)

                                                                Additions
                                                                Charges to
                                         Beginning              Costs and                                 Ending
          Classification                    Date                 Expenses           Deductions            Balance
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
  Deducted from asset accounts:
  Allowance for doubtful accounts          $  8,662              $  1,310          $  2,133 <F1>         $   7,839
                                        ----------------------------------------------------------------------------

Year ended December 31, 1995:
  Deducted from asset accounts:
  Allowance for doubtful accounts          $  8,060 <F2>         $  2,176          $  2,641 <F1>         $   7,595
                                        ----------------------------------------------------------------------------

Year ended December 31, 1996:
  Deducted from asset accounts:
  Allowance for doubtful accounts          $  7,595              $  2,542          $  2,266 <F1>         $   7,871
--------------------------------------------------------------------------------------------------------------------

<F1>  Uncollectible accounts written off, net of recoveries.

<F2>  Amount includes $221 reserve established at the time of the acquisition of the accounts receivable of Golden Sun Acquisition Company.


                                             EXHIBIT INDEX
   Exhibit                                                                            Page Number or
   Number                           Description                               Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
       2<F#>            Stock Purchase Agreement by and among
                        Purina Mills, Inc. and the Stockholders
                        of Golden Sun Acquisition Company, dated
                        March 15, 1995.                           Filed as Exhibit 2.1 to the Annual Report on
                                                                  Form 10-K of Holdings dated December 31, 1994 and
                                                                  incorporated herein by reference

       3.1              Restated Certificate of Incorporation
                        of Holdings                               Filed as Exhibit 3.1 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

       3.2              Bylaws of Holdings                        Filed as Exhibit 3.3 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

       4.1              Indenture dated as of September 27, 1993
                        by and between Holdings and NationsBank
                        of Texas, National Association, as
                        Trustee, with respect to the 11 1/2%
                        Series A and Series B Subordinated
                        Discount Debentures due 2005, including
                        the form of Series A and Series B
                        Discount Debentures                       Filed as Exhibit 4.1 to the Registration Statement
                                                                  on Form S-1 of Holdings, Registration No. 33-70920
                                                                  and incorporated herein by reference

       4.2              Indenture dated as of September 27, 1993
                        by and between the Company and IBJ
                        Schroder Bank & Trust Company, as
                        Trustee, with respect to the 10 1/4%
                        Senior Subordinated Notes due 2003,
                        including the form of Note and            Filed as Exhibit 4.1 to the Current Report on Form
                        guaranty of Holdings                      8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference

       4.3              Stockholders Agreement among Holdings
                        and certain holders of Holdings Common
                        Stock effective as of September 27, 1993  Filed as Exhibit 4.4 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference

       4.4              Employee Stockholders' Agreement among
                        Holdings and certain holders of Holdings
                        Common Stock effective as of September
                        27, 1993                                  Filed as Exhibit 4.5 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference

       4.5              Registration Rights Agreement among
                        Holdings and certain holders of Holdings
                        Common Stock effective as of September
                        27, 1993                                  Filed as Exhibit 4.6 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference

       4.6              Registration Rights Agreement among
                        Holdings and the holders of Holdings
                        Common Stock issued as a part of the
                        Units effective as of September 27, 1993  Filed as Exhibit 4.8 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference




   Exhibit                                                                            Page Number or
   Number                           Description                               Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
      10.1              Stock Purchase Agreement dated June 22,
                        1993, as amended, by and among BPA, BP
                        Nutrition, Standard and PMI               Filed as Exhibit 2.1 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference

      10.2              Credit Agreement dated as of September
                        27, 1993 (the "Credit Agreement") among
                        the Company, the banks names therein and
                        Texas Commerce Bank National Association,
                        as administrative and syndication agent,
                        and the CIT Group/Business Credit, Inc.,
                        as collateral agent (collectively, the
                        "Agents")                                Filed as Exhibit 99.1 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference

      10.3              Guaranty Agreement dated as of September
                        27, 1993 by and among Holdings and the
                        Agents                                    Filed as Exhibit 99.2 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference

      10.4              License Agreement dated October 1, 1986
                        between Ralston Purina Company and
                        Purina Mills, Inc.                        Filed as Exhibit 10.4 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

      10.5              Purina Mills, Inc. Retirement Plan and
                        Trust Agreement for Sales, Administrative
                        and Clerical Employees                    Filed as Exhibit 10.5 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

      10.6<F**>         Purina Mills, Inc. Restated Supplemental
                        Executive Retirement Plan                 Filed as Exhibit 10.6 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-70920 and incorporated herein by reference

      10.7<F**>         Purina Mills, Inc. Discretionary (1992)
                        Capital Accumulation Plan for Key
                        Employees                                 Filed as Exhibit 10.7 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

      10.8<F**>         Purina Mills, Inc. Savings Investment
                        Plan (Restated as of September 27, 1993)  Filed as Exhibit 99.3 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference

      10.9<F**>         PMI Employee Stock Ownership Plan
                        effective as of September 27, 1993 and
                        related Purina Mills, Inc. Employee Stock
                        Ownership Plan Trust Agreement effective
                        as of September 23, 1993                  Filed as Exhibit 99.4 to the Current Report on Form
                                                                  8-K of Holdings dated September 27, 1993 and
                                                                  incorporated herein by reference




   Exhibit                                                                            Page Number or
   Number                           Description                               Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
      10.10             Letter Agreement between PMI and Sterling
                        relating to compensation payable by PMI
                        to Sterling for services performed in
                        connection with the Acquisition and the
                        financing thereof                         Filed as Exhibit 10.10 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

      10.11             Letter Agreement by and between Sterling
                        and Messrs. McMillan, Abbott and
                        Alexander relating to compensation
                        payable by PMI to Messrs. McMillan,
                        Abbott and Alexander for their services
                        in connection with the Acquisition and
                        financing thereof                         Filed as Exhibit 10.11 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

      10.12             Form of Purchase Agreement by and between
                        Holdings and certain qualified
                        institutional buyers relating to the
                        Units                                     Filed as Exhibit 10.21 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

      10.13             Form of Indemnity Agreements between each
                        of Holdings and the Company and their
                        respective Directors and Officers         Filed as Exhibit 10.22 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

      10.14             Purina Mills, Inc. Retirement Plan and
                        Trust Agreement for Sales, Administrative
                        and Clerical Employees                    Filed as Exhibit 10.23 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-66606 and incorporated herein by reference

      10.15             First Amendment to Credit Agreement       Filed as Exhibit 10.25 to the Registration Statement
                                                                  on Form S-1 of Holdings and PMI, Registration No.
                                                                  33-70920 and incorporated herein by reference

      10.16<F**>        PM Holdings Corporation 1993 Stock
                        Option Plan                               Filed as Exhibit 10.24 to the Annual Report on Form
                                                                  10-K of Holdings dated December 31, 1993 and
                                                                  incorporated herein by reference

      10.17             Second and Third Amendments to Credit
                        Agreement                                 Filed as Exhibit 10.25 to the Annual Report on Form
                                                                  10-K of Holdings dated December 31, 1994 and
                                                                  incorporated herein by reference



   Exhibit                                                                            Page Number or
   Number                           Description                               Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
      10.18             Fourth Amendment to Credit Agreement      Filed as Exhibit 10.26 to the Annual Report on Form
                                                                  10-K of Holdings dated December 31, 1994 and
                                                                  incorporated herein by reference

      10.19             Fifth, Sixth, and Seventh Amendments to
                        Credit Agreement                          Filed as Exhibit 10.27 to the Annual Report on Form
                                                                  10-K of Holdings dated December 31, 1994 and
                                                                  incorporated herein by reference

      10.20<F**>        PM Holdings Corporation Omnibus Stock And
                        Incentive Plan                            Filed as Exhibit 10.28 to the Annual Report on Form
                                                                  10-K of Holdings dated December 31, 1994 and
                                                                  incorporated herein by reference

      10.21<F**>        1995 PM Holdings Corporation Non-Employee
                        Directors' Stock Option Plan              Filed as Exhibit 10.21 to the Annual Report on Form
                                                                  10-K of Holdings dated December 31, 1995 and
                                                                  incorporated herein by reference

      10.22             Eighth Amendment dated as of May 31, 1995
                        to Credit Agreement dated as of September
                        27, 1993 (the "Credit Agreement") among
                        the Company, the banks named therein and
                        Texas Commerce Bank National Association,
                        as administrative and syndication agent,
                        and the CIT Group/Business Credit, Inc.,
                        as collateral agent (collectively, the
                        "Agents")                                 Filed as Exhibit 10.22 to the Annual Report on Form
                                                                  10-K of Holdings dated December 31, 1995 and
                                                                  incorporated herein by reference

      10.23<F*>         Ninth Amendment dated as of March 22,
                        1996 to Credit Agreement dated as of
                        September 27, 1993 (the "Credit
                        Agreement") among the Company, the banks
                        named therein and Texas Commerce Bank
                        National Association, as administrative
                        and syndication agent, and the CIT
                        Group/Business Credit, Inc., as
                        collateral agent (collectively, the
                        "Agents")                                 Page 80

      10.24<F*>         Tenth Amendment dated as of June 28, 1996
                        to Credit Agreement dated as of September
                        27, 1993 (the "Credit Agreement") among
                        the Company, the banks named therein and
                        Texas Commerce Bank National Association,
                        as administrative and syndication agent,
                        and the CIT Group/Business Credit, Inc.,
                        as collateral agent (collectively, the
                        "Agents")                                 Page 95



   Exhibit                                                                            Page Number or
   Number                           Description                               Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
        12<F*>          Statement re computation of ratio of
                        earnings to fixed charges                 Page 106

        21<F*>          Subsidiaries of the registrant            Page 107

      27.1<F*>          Financial Data Schedule

--------------------

<F*>     Filed herewith
<F**>    Compensatory Plan or Management Agreement
<F#>     Confidential Treatment has been requested for portions of this Exhibit

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.