Form 10-Q
period 1997-03-31
PM HOLDINGS CORP
filed 1997-05-09
CIK 909987

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                   FORM 10-Q
            (Mark One)

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                        Yes   X      No
                            -----       -----

     As of May 1, 1997, 453,968 shares of the registrant's common stock, par value $.01 per share--which is the only class of common stock of the registrant, were outstanding.


                                    Page 1 of 17 pages

                         PM HOLDINGS CORPORATION

                            Table of Contents
                    Form 10-Q for the Quarterly Period
                           Ended March 31, 1997
                                                                    Page
                                                                    ----
PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets at March 31,
              1997 and December 31, 1996                               3

              Consolidated Statements of Operations for
              the three months ended March 31, 1997
              and 1996                                                 4

              Consolidated Statements of Cash Flows for
              the three months ended March 31, 1997 and
              1996                                                     5

              Notes to Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                          13


SIGNATURE                                                             15


PM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1997 AND DECEMBER 31, 1996
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         DECEMBER 31, 1996
                                                                           (DERIVED FROM
                                                                         AUDITED FINANCIAL
                                                       MARCH 31, 1997       STATEMENTS)
                                                       --------------    -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $  25,090          $  25,462
Accounts receivable, net                                    43,815             55,816
Inventories                                                 59,356             61,364
Prepaid expenses and other current assets                   19,833             19,546
                                                       ---------------------------------
TOTAL CURRENT ASSETS                                       148,094            162,188
Property, plant and equipment, net                         244,259            250,600
Intangible assets, net                                     136,688            138,129
Other assets                                                61,035             62,529
                                                       ---------------------------------
TOTAL ASSETS                                             $ 590,076          $ 613,446
                                                       =================================

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                         $  52,709          $  70,913
Current portion of long-term debt                           23,922             23,136
Customer advance payments                                    8,616             17,474
Other current liabilities                                   33,059             31,366
                                                       ---------------------------------
TOTAL CURRENT LIABILITIES                                  118,306            142,889

Other liabilities                                           64,276             63,741
Long-term debt                                             361,736            364,349

Common stock held by ESOP                                   36,895             36,895
   Less unearned ESOP compensation                            (707)            (2,141)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value:  200,000 shares
   authorized, none issued or outstanding
Common stock, $0.01 par value:  800,000 shares
   authorized, 453,968 shares and 453,801 shares
   issued and outstanding at March 31, 1997 and
   December 31, 1996, respectively                               5                  5
Additional paid-in capital                                  35,115             35,205
Retained earnings deficit                                  (25,550)           (27,497)
                                                       ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                                   9,570              7,713
                                                       ---------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 590,076          $ 613,446
                                                       =================================

(SEE ACCOMPANYING NOTES)


PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        THREE MONTHS       THREE MONTHS
                                                            ENDED              ENDED
                                                       MARCH 31, 1997     MARCH 31, 1996
                                                       --------------     --------------
NET SALES                                                $ 284,450          $ 308,203

COSTS AND EXPENSES:
Cost of products sold                                      237,966            261,388
Marketing, distribution and advertising                     20,185             21,665
General and administrative                                   6,944              9,851
Amortization of intangibles                                  4,730              4,865
Research and development                                     1,636              1,805
Other (income) expense, net                                 (1,645)               400
                                                      ----------------------------------
                                                           269,816            299,974
                                                      ----------------------------------
OPERATING INCOME                                            14,634              8,229
Interest expense                                            10,524             10,825
                                                      ----------------------------------
Income (loss) before income taxes                            4,110             (2,596)
Provision (benefit) for income taxes                         2,419               (989)
                                                      ----------------------------------
NET INCOME (LOSS)                                        $   1,691          $  (1,607)
                                                      ==================================

NET INCOME (LOSS) PER COMMON SHARE                       $    3.64          $   (3.59)
                                                      ==================================


(SEE ACCOMPANYING NOTES)


PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                        THREE MONTHS       THREE MONTHS
                                                            ENDED              ENDED
                                                       MARCH 31, 1997     MARCH 31, 1996
                                                       --------------     --------------
OPERATING ACTIVITIES:
Net income (loss)                                        $   1,691          $  (1,607)
Adjustment to reconcile netincome (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                            12,034             13,140
   Provision for loss on asset disposition                      60              1,566
   Compensation under ESOP                                   1,386              1,483
   Accretion of discount on Discount Debentures              2,067              1,834
   Provision for deferred taxes                             (3,556)              (544)
   Other                                                    (6,667)           (27,985)
                                                      ----------------------------------
Net cash provided by (used in) operations                    7,015            (12,113)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                   (3,553)            (2,318)
Other                                                          122                316
                                                      ----------------------------------
Net cash used in investing activities                       (3,431)            (2,002)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility                         --             14,000
Repayment of term loans                                     (3,791)            (4,875)
Loan to ESOP                                                    --             (3,100)
Other                                                         (165)              (176)
                                                      ----------------------------------
Net cash provided by (used in) financing activities         (3,956)             5,849

Decrease in cash and cash equivalents                         (372)            (8,266)
Cash and cash equivalents at beginning of period            25,462             21,479
                                                      ----------------------------------
Cash and cash equivalents at end of period               $  25,090          $  13,213
                                                      ==================================



Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                              $   7,534          $   8,012
   Income taxes                                                344                286



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

The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. Operating results for the fiscal 1997 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. The consolidated balance sheet at December 31, 1996 was derived from the Holdings' December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Although Holdings believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Holdings and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are carried at equity.

Net Income (Loss) per Common Share

Net income (loss) per common share for the three months ended March 31, 1997 and 1996 is computed based on the weighted average number of common shares and share equivalents outstanding during the period. Such number of shares represents the average outstanding shares, net of the shares held by the Employee Stock Ownership Plan (the "ESOP") and not allocated to employees (the "Unreleased Shares"). Common stock equivalents, which consist of stock options and stock rights units, are not included in the March 31, 1996 computation as the results are anti-dilutive.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share, ("SFAS 128"), which is effective for periods ending after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and changes the method for calculating and disclosing earnings per share. The Company anticipates that the adoption of this standard will not have a material impact on its computation of earnings per share.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                         MARCH 31, 1997        DECEMBER 31, 1996
                         --------------        -----------------
Finished goods             $  19,191               $  19,969
Raw materials                 40,165                  41,395
                        ---------------------------------------
Total inventories          $  59,356                  61,364
                        =======================================

4.    LONG-TERM DEBT

The Company is required to make annual supplemental repayments under its $130.0 million seven-year term loan (the "Senior Term Loan") with a group of lending banks, in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement between the Company and a group of lending banks (the "Credit Agreement"). Based on Excess Cash Flow for 1995, a supplemental repayment of $9.8 million was made in April 1996. Another supplemental repayment of $10.5 million for the year 1996 was due on April 30, 1997 and included in current liabilities in the consolidated balance sheets. However, the Company has subsequently received a waiver from making this payment from the banks which are participants in the Credit Agreement. The Company can instead use these funds for other operational needs.

5.    COMMON STOCK HELD BY THE ESOP

Common stock held by the ESOP (115,296 shares at March 31, 1997 and December 31, 1996) and valued at its fair market value has been classified outside of permanent equity as, under certain conditions, participants may require the Company to purchase for cash common stock distributed to them by the ESOP. In 1996, under this purchase obligation, the Company repurchased approximately 4,400 shares at a cost of $1.4 million. The unearned compensation, being the fair market value of Unreleased Shares of approximately $.7 million at March 31, 1997 and $2.1 million at December 31,

1996, is presented in the consolidated balance sheet as a reduction to common stock held by the ESOP.

6.    SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for the Company at March 31, 1997 and for the three-month period then ended, and at December 31, 1996 and the three-month period ended March 31, 1996 is as follows (in thousands):

                                    MARCH 31, 1997  DECEMBER 31, 1996
                                    --------------  -----------------
BALANCE SHEET DATA:
   Current assets                     $  149,988        $  164,064
   Noncurrent assets                     432,150           442,011
   Current liabilities                   118,389           142,961
   Noncurrent liabilities                355,551           359,697

                                       THREE MONTHS ENDED MARCH 31,
                                         1997              1996
                                    ---------------------------------
STATEMENTS OF OPERATIONS DATA:
   Net sales                          $  284,450        $  308,202
   Costs and expenses                    269,799           299,991
   Net income (loss)                       3,093              (382)


            ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company develops, manufactures and markets a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, birds, fish and pets. For the year ended December 31, 1996 the product-mix by volume was approximately 25% for dairy cattle, 27% for beef cattle, 21% for hogs, 7% for horses, 8% for poultry and 12% for all others.

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

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

Gross profit remained fairly constant totaling $46.5 million for the three-month period ended March 31, 1997, versus $46.8 million for the comparable 1996 period. Overall volume was 1.19 million tons during the first quarter of 1997, a 13.5% decrease from the 1996 period. The decrease is primarily attributable to a decrease in animal numbers and declines in feeding rates. Average IOIC per ton was $64.09, an 11.1% increase over the three-month period ended March 31, 1996, primarily as a result of a shift to improved higher value products.

Beef cattle tons decreased 34.1% from the 1996 period due to reduced animal numbers caused by the high 1996 commodity prices and depressed cattle prices. However, IOIC only decreased 8.6% as customers switched to improved higher value products. Dairy cattle tons decreased 9.7% even though IOIC actually increased as a result of some product mix switch to concentrates. Hog volume decreased 8.8% with IOIC also decreasing 11.0%. The decrease in hog volume is primarily attributable to a former customer discontinuing its purchases of feed under a feed supply agreement.

Laying chicken and meatbird volume remained constant. Horse volume increased 7.5% over the 1996 period, continuing its growth over the past five years. Specialty and other volume decreased 9.8% from the 1996 period.

Cost of products sold decreased from the 1996 period, primarily as a result of the $22.0 million decrease in ingredient costs. Manufacturing expenses also decreased $1.5 million primarily as a result of the reduced 1997 volume and the closing of seven plants in late 1996. The total of marketing, distribution and advertising, general and administrative, and research and development costs decreased $4.6 million. The decrease in marketing expense is primarily due to decreased volume. General and administrative expenses are lower because the expense for the 1996 period included non-recurring expenses for severance of $1.2 million and a $.5 million non-cash compensation expense related to the ESOP. The remainder of the cost decrease relates to the Company's continued emphasis on cost control.

Other (income) expense for 1997 relates to service fees and profits from marketing arrangements and joint venture income. The 1996 period includes the $1.5 million loss on the write-down of the Cole Grain facility offset by $1.1 million of income related to service fees and profits from marketing arrangements and joint venture income.

Interest expense decreased as a result of the decrease in outstanding debt offset partially by increased accretion on the Holdings 11 1/2% Series B Subordinated Discount Debentures due 2005 (the "Discount Debentures").

The Company's effective income tax rate exceeds the statutory rate in 1997 due to the amortization of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on the Discount Debentures.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, net cash provided by operations before the effects of changes in operating assets and liabilities was $13.7 million, compared to $15.9 million in the 1996 period. The 1997 increase in operating income was offset by decreases in depreciation and increases in current taxes payable.

The Credit Agreement contains covenants that require the Company to limit capital expenditures to $20.0 million per year. These expenditures are permitted subject to compliance with certain financial covenants and may be increased under certain conditions. Based on the Company's Excess Cash Flow from September 1993 through December 31, 1996, the Company has an additional $14.1 million available for capital expenditures. The Company currently anticipates that its total 1997 capital expenditures will approximate $26.0 million, inclusive of approximately $11.7 million allocated for construction of new plants in Lubbock, TX and Hagerstown, MD. The Company plans to fund capital expenditures by using internally generated funds, borrowings from the sale of Industrial Revenue Bonds and, if necessary, borrowing capacity under the Revolving Credit Facility created pursuant to the Credit Agreement. At March 31, 1997 the Company had approximately $25.1 million in cash and cash equivalents on hand, and approximately $41.4 million (after giving effect to borrowing base limitations) was available for borrowings under the Revolving Credit Facility.

Net cash used in investing activities for purchases of property, plant and equipment was approximately $3.5 million and $2.3 million in the three-month periods ended March 31, 1997 and 1996, respectively. Net cash used by financing activities in the three months ended March 31, 1997 includes debt repayments of $3.8 million as compared to $4.9 million for the comparable 1996 period. Additionally, in 1996 the Company loaned $3.1 million to the ESOP for the purchase of 10,000 shares of common stock from an existing shareholder.

The Company's cash and cash equivalents were approximately equal to the amount at year-end. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased shortly prior to manufacturing and shipment.

Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility. Holdings' and the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should they need to do so, may be affected by cash requirements for debt service. The Credit Agreement and the Indenture relating to the Company's 10 1/2% Senior Subordinated Notes due 2003 (the "Notes Indenture") contain numerous financial and operating covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. The Indenture relating to the Discount Debentures (the "Debenture Indenture") and Holdings' guaranty of the Credit Agreement have covenants binding Holdings that restrict similar types of matters. Holdings' and the Company's ability to meet their debt service obligations and to comply with the terms of these covenants depends on the future performance of the Company.

The Credit Agreement requires that half of Excess Cash Flow (as defined) be used to repay the Senior Term Loan, with the remaining Excess Cash Flow available for use for additional capital expenditures, for acquisitions or for other purposes. The mandatory supplemental repayment of Excess Cash Flow for the year 1995 totaled $9.8 million and was paid April 30, 1996. Excess cash flow for the year 1996 was $21.1 million. The group of lending banks that are participants in the Credit

Agreement have recently waived the supplemental repayment of $10.5 million due April 30, 1997 in order to allow the Company to use the funds for other operational needs.

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

                             PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

EXHIBIT                                                            PAGE NUMBER OR
NUMBER                    DESCRIPTION                       INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------
  3.1        Restated Certificate of Incorporation           Filed as Exhibit 3.1 to the
             of Holdings                                     Registration Statement
                                                             on Form S-1 of Holdings
                                                             and PMI, Registration
                                                             No. 33-66606 and
                                                             incorporated herein
                                                             by reference

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

  4.1        Indenture by and between Holdings and           Filed as Exhibit 4.1 to
             NationsBank of Texas, National                  the Registration
             Association, as Trustee, with respect           Statement on Form S-1 of
             to the 11 1/2% Series A and Series B            Holdings, Registration
             Discount Debentures                             No. 33-70920 and
                                                             incorporated herein by
                                                             reference

  4.2        Indenture dated as of September 27,             Filed as Exhibit 4.1 to
             1993 by and between the Company and             the Current Report on
             IBJ Schroder Bank & Trust Company, as           Form 8-K of Holdings
             Trustee, with respect to the 10 1/4%            dated September 27, 1993
             Senior Subordinated Notes due 2003,             and incorporated herein
             including the form of Note and                  by reference
             guaranty of Holdings

  4.3        Stockholders Agreement among Holdings           Filed as Exhibit 4.4 to
             and certain holders of Holdings Common          the Current Report on
             Stock effective as of September 27,             Form 8-K of Holdings
             1993                                            dated September 27, 1993
                                                             and incorporated herein
                                                             by reference

  4.4        Employee Stockholders' Agreement among          Filed as Exhibit 4.5 to
             Holdings and certain holders of                 the Current Report on
             Holdings Common Stock effective as of           Form 8-K of Holdings
             September 27, 1993                              dated September 27, 1993
                                                             and incorporated herein
                                                             by reference

  4.5        Registration Rights Agreement among             Filed as Exhibit 4.6 to
             Holdings and certain holders of                 the Current Report on
             Holdings Common Stock effective as of           Form 8-K of Holdings
             September 27, 1993                              dated September 27, 1993
                                                             and incorporated herein
                                                             by reference



EXHIBIT                                                            PAGE NUMBER OR
NUMBER                    DESCRIPTION                       INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------
  4.6        Registration Rights Agreement among             Filed as Exhibit 4.8 to
             Holdings and the holders of Holdings            the Current Report on
             Common Stock issued as a part of the            Form 8-K of Holdings
             Units effective as of September 27,             dated September 27, 1993
             1993                                            and incorporated herein
                                                             by reference

  27.1<F*>   Financial Data Schedule

--------------------

<F*>        Filed herewith


(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    PM HOLDINGS CORPORATION



Date:  May 6, 1997                                  /s/Ian R. Alexander
                                                    --------------------
                                                    Ian R. Alexander
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                      EXHIBIT INDEX

EXHIBIT                                                            PAGE NUMBER OR
NUMBER                    DESCRIPTION                       INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------
  3.1        Restated Certificate of Incorporation           Filed as Exhibit 3.1 to the
             of Holdings                                     Registration Statement on
                                                             Form S-1 of Holdings and
                                                             PMI, Registration No.
                                                             33-66606 and incorporated
                                                             herein by reference

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

  4.1        Indenture by and between Holdings and           Filed as Exhibit 4.1 to
             NationsBank of Texas, National                  the Registration
             Association, as Trustee, with respect           Statement on Form S-1 of
             to the 11 1/2% Series A and Series B            Holdings, Registration
             Discount Debentures                             No. 33-70920 and
                                                             incorporated herein by
                                                             reference

  4.2        Indenture dated as of September 27,             Filed as Exhibit 4.1 to
             1993 by and between the Company and             the Current Report on
             IBJ Schroder Bank & Trust Company, as           Form 8-K of Holdings
             Trustee, with respect to the 10 1/4%            dated September 27, 1993
             Senior Subordinated Notes due 2003,             and incorporated herein
             including the form of Note and                  by reference
             guaranty of Holdings

  4.3        Stockholders Agreement among Holdings           Filed as Exhibit 4.4 to
             and certain holders of Holdings Common          the Current Report on
             Stock effective as of September 27,             Form 8-K of Holdings
             1993                                            dated September 27, 1993
                                                             and incorporated herein
                                                             by reference

  4.4        Employee Stockholders' Agreement among          Filed as Exhibit 4.5 to
             Holdings and certain holders of                 the Current Report on
             Holdings Common Stock effective as of           Form 8-K of Holdings
             September 27, 1993                              dated September 27, 1993
                                                             and incorporated herein
                                                             by reference

  4.5        Registration Rights Agreement among             Filed as Exhibit 4.6 to
             Holdings and certain holders of                 the Current Report on
             Holdings Common Stock effective as of           Form 8-K of Holdings
             September 27, 1993                              dated September 27, 1993
                                                             and incorporated herein
                                                             by reference




EXHIBIT                                                            PAGE NUMBER OR
NUMBER                    DESCRIPTION                       INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------
  4.6        Registration Rights Agreement among             Filed as Exhibit 4.8 to
             Holdings and the holders of Holdings            the Current Report on
             Common Stock issued as a part of the            Form 8-K of Holdings
             Units effective as of September 27,             dated September 27, 1993
             1993                                            and incorporated herein
                                                             by reference

  27.1<F*>   Financial Data Schedule

--------------------

<F*>        Filed herewith
