Form 10-Q
period 1997-06-30
PM HOLDINGS CORP
filed 1997-08-11
CIK 909987

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                FORM 10-Q

    (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

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

                           Yes...X....  No........

     As of August 1, 1997, 454,128 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.

                            Page 1 of 18 pages

                            PM HOLDINGS CORPORATION

                               Table of Contents
                      Form 10-Q for the Quarterly Period
                              Ended June 30, 1997

                                                                       Page
                                                                       ----

PART I           FINANCIAL INFORMATION
------           ---------------------

Item 1.          Financial Statements (Unaudited)

                    Consolidated Balance Sheets at June 30,
                    1997 and December 31,1996                            3

                    Consolidated Statements of Operations for
                    the three months ended June 30, 1997 and
                    1996 and six months ended June 30, 1997
                    and 1996                                             4

                    Consolidated Statements of Cash Flows for
                    the six months ended June 30, 1997 and
                    1996                                                 5

                    Notes to Consolidated Financial Statements           6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           9

PART II         OTHER INFORMATION
-------         -----------------

Item 4.         Submission of Matters to a Vote of Security
                Holders                                                 14

Item 6.         Exhibits and Reports on Form 8-K                        14


SIGNATURE                                                               16

PM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1997 AND DECEMBER 31, 1996
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                                     DECEMBER 31, 1996
                                                                                                       (DERIVED FROM
                                                                                                     AUDITED FINANCIAL
                                                                               JUNE 30, 1997             STATEMENTS)
                                                                               -------------         -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $    16,231             $    25,462
Accounts receivable, net                                                            40,319                  55,816
Inventories                                                                         63,719                  61,364
Prepaid expenses and other current assets                                           21,165                  19,546
                                                                            ------------------------------------------
TOTAL CURRENT ASSETS                                                               141,434                 162,188
Property, plant and equipment, net                                                 243,774                 250,600
Intangible assets, net                                                             133,077                 138,129
Other assets                                                                        60,224                  62,529
                                                                            ------------------------------------------
TOTAL ASSETS                                                                   $   578,509             $   613,446
                                                                            ==========================================
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                               $    53,120             $    70,913
Current portion of long-term debt                                                   28,027                  23,136
Customer advance payments                                                            4,186                  17,474
Other current liabilities                                                           27,768                  31,366
                                                                            ------------------------------------------
TOTAL CURRENT LIABILITIES                                                          113,101                 142,889

Other liabilities                                                                   64,947                  63,741
Long-term debt                                                                     355,891                 364,349

Common stock held by ESOP                                                           36,895                  36,895
   Less unearned ESOP compensation                                                      --                  (2,141)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value:  200,000 shares
   authorized, none issued or outstanding
Common stock, $0.01 par value:  800,000 shares
   authorized, 454,128 shares and 453,801 shares
   issued and outstanding at June 30, 1997 and
   December 31, 1996, respectively                                                       5                       5
Additional paid-in capital                                                          35,381                  35,205
Retained earnings deficit                                                          (27,711)                (27,497)
                                                                            ------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                           7,675                   7,713
                                                                            ------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $   578,509             $   613,446
                                                                            ==========================================
(SEE ACCOMPANYING NOTES)

PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands except per share data)


                                                 THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                    ENDED             ENDED             ENDED             ENDED
                                                   JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                     1997              1996              1997              1996
                                                 ------------      ------------       ----------        ----------
NET SALES                                         $  269,744        $  293,811        $  554,194        $  602,013

COSTS AND EXPENSES:
Cost of products sold                                227,139           254,285           465,105           515,672
Marketing, distribution and advertising               20,907            21,135            41,092            42,799
General and administrative                             7,921             6,503            14,865            16,354
Amortization of intangibles                            5,610             4,900            10,340             9,765
Research and development                               1,618             1,752             3,254             3,557
Other (income) expense, net                           (1,032)              570            (2,677)              970
                                               ----------------------------------------------------------------------
                                                     262,163           289,145           531,979           589,117
                                               ----------------------------------------------------------------------
OPERATING INCOME                                       7,581             4,666            22,215            12,896
Interest expense                                      10,874            10,994            21,398            21,820
                                               ----------------------------------------------------------------------
Income (loss) before income taxes                     (3,293)           (6,328)              817            (8,924)
Provision (benefit) for income taxes                  (1,434)           (1,794)              985            (2,783)
                                               ----------------------------------------------------------------------
NET LOSS                                          $   (1,859)       $   (4,534)       $     (168)       $   (6,141)
                                               ======================================================================
NET LOSS PER COMMON SHARE                         $    (4.11)       $   (10.31)       $    (0.37)       $   (13.86)
                                               ======================================================================

(SEE ACCOMPANYING NOTES)

PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                       SIX MONTHS       SIX MONTHS
                                                                                          ENDED            ENDED
                                                                                     JUNE 30, 1997     JUNE 30, 1996
                                                                                    ---------------   ---------------
OPERATING ACTIVITIES:
Net loss                                                                              $     (169)      $    (6,141)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation & amortization                                                            24,743            26,196
   Provision for loss on asset disposition                                                    35             3,582
   Compensation under ESOP                                                                 2,092             2,779
   Accretion of discount on Discount Debentures                                            4,219             3,742
   Provision for deferred taxes                                                           (2,742)           (4,153)
   Other                                                                                 (19,443)          (35,008)
                                                                                    ---------------------------------
Net cash provided by (used in) operating activities                                   $    8,735       $    (9,003)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                (11,626)           (7,057)
Other                                                                                      1,765             1,148
                                                                                    ---------------------------------
Net cash used in investing activities                                                 $   (9,861)      $    (5,639)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                                       --            28,000
Repayment of term loans                                                                   (7,583)          (18,963)
Loan to ESOP                                                                                  --            (4,819)
Other                                                                                       (522)             (415)
                                                                                    ---------------------------------
Net cash provided by (used in) financing activities                                   $   (8,105)       $    3,803

Decrease in cash and cash equivalents                                                     (9,231)          (10,839)
Cash and cash equivalents at beginning of period                                          25,462            21,479
                                                                                    ---------------------------------
Cash and cash equivalents at end of period                                            $   16,231        $   10,640
                                                                                    =================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                           $   15,652        $   16,131
   Income taxes                                                                            5,084             4,643



(SEE ACCOMPANYING NOTES)

                PM HOLDINGS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  BASIS OF PRESENTATION

PM Holdings Corporation ("Holdings") is the parent of Purina Mills, Inc. ("Purina Mills" or the "Company"). As used herein, the term "Company" refers to Purina Mills, Inc. and its subsidiaries. Unless the context otherwise requires, the term "Holdings" refers to PM Holdings Corporation and its subsidiaries. Holdings has no direct subsidiaries other than the Company and conducts no business other than that of the Company.

The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. Operating results for the fiscal 1997 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. The consolidated balance sheet at December 31, 1996 was derived from the Holdings' December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Net Loss per Common Share

Net loss per common share for the three and six months ended June 30, 1997 and 1996 is computed based on the weighted average number of common shares and share equivalents outstanding during the period. Such number of shares represents the average outstanding shares, net of the shares held by the Employee Stock Ownership Plan (the "ESOP") and not allocated to employees (the "Unreleased Shares"). Common stock equivalents, which consist of stock options and stock rights units, are not included in the computation as the results are anti-dilutive.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                  JUNE 30, 1997              DECEMBER 31, 1996
                                                ------------------------------------------------
            Finished goods                         $  19,003                     $  19,969
            Raw materials                             44,716                        41,395
                                                ------------------------------------------------
            Total inventories                      $  63,719                     $  61,364
                                                ================================================

4.  LONG-TERM DEBT

The Company is required to make annual supplemental repayments under its $130.0 million seven-year term loan (the "Senior Term Loan") with a group of lending banks, in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement between the Company and a group of lending banks (the "Credit Agreement"). Based on Excess Cash Flow for 1995, a supplemental repayment of $9.8 million was made in April 1996. Another supplemental repayment of $10.5 million for the year 1996 was due on April 30, 1997; however, the Company has received a waiver of this obligation from the banks which are participants in the Credit Agreement. The Company can instead use these funds for other operational needs.

5.  COMMON STOCK HELD BY THE ESOP

Common stock held by the ESOP (115,296 shares at June 30, 1997 and December 31, 1996) and valued at its fair market value has been classified outside of permanent equity as, under certain conditions, participants may require the Company to purchase for cash common stock distributed to them by the ESOP. In 1996, under this purchase obligation, the Company repurchased approximately 4,400 shares at a cost of $1.4 million. The unearned compensation, being the fair market value of Unreleased Shares of approximately $2.1 million at December 31, 1996, is presented in the consolidated balance sheet as a reduction to common stock held by the ESOP.

6.  SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for the Company at June 30, 1997 and for the three and six-month periods then ended, and at December 31, 1996 and the three and six-month period ended June 30, 1996 is as follows (in thousands):

                                          JUNE 30, 1997   DECEMBER 31, 1996
                                          -------------   -----------------
               BALANCE SHEET DATA:
                 Current assets           $  143,355        $  164,064
                 Noncurrent assets           426,815           442,011
                 Current liabilities         113,195           142,961
                 Noncurrent liabilities      348,226           359,697

                                                  THREE MONTHS     THREE MONTHS        SIX MONTHS       SIX MONTHS
                                                      ENDED           ENDED              ENDED             ENDED
STATEMENTS OF OPERATIONS DATA:                   JUNE 30, 1997    JUNE 30, 1996      JUNE 30, 1997     JUNE 30, 1996
-----------------------------                    -------------    -------------      -------------     -------------
   Net sales                                      $  269,744        $  293,811        $  554,194        $  602,013
   Costs and expenses                                262,138           289,099           531,937           589,090
   Net income (loss)                                    (399)           (3,219)            2,694            (3,601)

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

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Gross profit increased $3.1 million, or 7.8% over the comparable 1996 period. Overall volume was 1.08 million tons for the second quarter of 1997, a 7.5% decrease from the 1996 period. The decrease in volume is attributable to a decrease in animal numbers, consolidation of producers in the hog industry and a switch to concentrates, which results in higher unit margin, but lower volume levels. Average feed IOIC per ton was $64.71, a 6.3% increase over the three-month period ended June 30, 1996, primarily as a result of a shift to more concentrates and improved higher value products.

Beef cattle tons decreased 19.8% from the 1996 period due to reduced animal numbers and excellent grazing conditions. However, IOIC only decreased 9.6% as customers have switched to improved higher value products with higher margins. Dairy cattle tons decreased 6.4% even though IOIC actually increased 4.5% as a result of some product mix switch to concentrates. Hog volume decreased 11.6% with IOIC also decreasing 10.3%. The decrease in hog volume and IOIC is primarily attributable to a former customer discontinuing its purchases of feed under a feed supply agreement and consolidation in the hog industry.

Laying chicken and meatbird volume increased 14.3% over the 1996 period due primarily to the addition of two new contracts in 1997. Horse volume and IOIC increased 11.0% and 16.4%, respectively, over the 1996 period, continuing its growth and reflecting the aggressive promotion of these products. Specialty and other volume decreased 5.6% from the 1996 period.

Cost of products sold decreased $27.1 million, or 10.7% from the comparable 1996 period due primarily to a $24.1 million decrease in ingredient costs resulting from the decline in commodity prices. Manufacturing expenses also decreased $3.0 million primarily as a result of the reduced 1997 volume and the closing of seven plants in late 1996. The total of marketing, distribution and advertising, general and administrative, and research and development costs increased $1.1 million. The increase in general and administrative expenses is primarily due to increased reloction costs and an increase in the bad debt provision.

Other (income) expense for 1997 relates to service fees and profits from marketing arrangements and joint venture income. The 1996 period includes the $2.0 million loss on the closure and write-down of the Iowa Falls manufacturing facility offset by $1.4 million of income related to service fees and profits from marketing arrangements and joint venture income.

Interest expense decreased as a result of the decrease in outstanding debt offset partially by increased accretion on the Holdings 11 1/2% Series B Subordinated Discount Debentures due 2005 (the "Discount Debentures").

The Company's effective income tax rate exceeds the statutory rate in both 1996 and 1997 due to the amortization of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on the Discount Debentures.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Gross profit increased $2.7 million, or 3.2% over the comparable 1996 period. Overall volume was 2.27 million tons for the six months ended June 30, 1997, a 10.4% decrease from the 1996 period. The decrease in volume is attributable to a decrease in animal numbers, a switch to more concentrates and consolidation of producers in the hog industry. Average feed IOIC per ton was $64.38, an 8.8% increase over the six-month period ended June 30, 1996, primarily as a result of a shift to improved higher value products.

Beef cattle tons decreased 23.3% from the 1996 period due to reduced animal numbers and excellent grazing conditions. However, IOIC only decreased 9.6% as customers have switched to improved higher value products with higher margins. Dairy cattle tons decreased 8.1% even though IOIC actually increased as a result of some product mix switch to concentrates. Hog volume decreased 10.3% with IOIC also decreasing 10.6%. The decrease in hog volume and IOIC is primarily attributable to a former customer discontinuing its purchases of feed under a feed supply agreement and consolidation in the hog industry.

Laying chicken and meatbird volume increased 6.9% over the 1996 period due primarily to the addition of two new contracts in 1997. Horse volume and IOIC increased 9.6% and 13.0%, respectively, over the 1996 period, continuing its growth and reflecting the aggressive promotion of these products. Specialty and other volume decreased 7.3% from the 1996 period.

Cost of products sold decreased $50.6 million, or 9.8% from the comparable 1996 period due primarily to the $46.1 million decrease in ingredient costs caused by the decline in commodity prices. Manufacturing expenses also decreased $4.5 million primarily as a result of the reduced 1997 volume and the closing of seven plants in late 1996. The total of marketing, distribution and advertising, general and administrative, and research and development costs decreased $3.5 million. The decrease in general and administrative expenses is primarily due to reduced severance costs and selling expenses as a result of reduced volume and continued emphasis on cost control.

Other (income) expense for 1997 relates to service fees and profits from marketing arrangements and joint venture income. The 1996 period includes the $3.5 million loss on the closure and write-down of the Cole Grain and Iowa Falls manufacturing facilities. This is offset by $2.5 million of income related to service fees and profits from marketing arrangements and joint venture income.

Interest expense decreased as a result of the decrease in outstanding debt offset partially by increased accretion on the Discount Debentures.

The Company's effective income tax rate exceeds the statutory rate in both the 1996 and 1995 periods due to the amortization of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on Discount Debentures.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1997, net cash provided by operations before the effects of changes in operating assets and liabilities was $28.2 million, compared to $26.0 million in the 1996 period. The increase is attributable to the increase in income net of the $3.5 million write-down of facilities in 1996.

The Credit Agreement contains covenants that require the Company to limit capital expenditures to $20.0 million per year. These expenditures are permitted subject to compliance with certain financial covenants and may be increased under certain conditions. Based on the Company's Excess Cash Flow from September 1993 through December 31, 1996, the Company has an additional $14.1 million available for capital expenditures. The Company currently anticipates that its total 1997 capital expenditures will approximate $30.0 million, inclusive of approximately $11.7 million allocated for construction of new plants in Lubbock, TX and Hagerstown, MD. The Company plans to fund capital expenditures by using internally generated funds, borrowings from the sale of Industrial Revenue Bonds and, if necessary, borrowing capacity under the Revolving Credit Facility created pursuant to the Credit Agreement. At June 30, 1997 the Company had approximately $16.2 million in cash and cash equivalents on hand, and approximately $41.4 million (after giving effect to borrowing base limitations) was available for borrowings under the Revolving Credit Facility.

Net cash used in investing activities for purchases of property, plant and equipment was approximately $11.6 million and $7.1 million for the six-month periods ended June 30, 1997 and 1996, respectively. Net cash used by financing activities in the six months ended June 30, 1997 includes debt repayments of $7.6 million as compared to $19.0 million for the comparable 1996 period. The decrease can be attributed to the excess cash flow payment of $9.8 million made in 1996 that was waived in the current year. Additionally, in 1996 the Company loaned $4.8 million to the ESOP for the purchase of 15,546 shares of common stock from an existing shareholder and borrowed $28 million under its Revolving Credit Facility for general corporate purposes.

The Company's cash and cash equivalents decreased from the amount at year-end as a result of the repayment of $7.6 million in debt and the normal decrease in prepaid feed purchases from such amounts at year end. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased shortly prior to manufacturing and shipment.

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

The Credit Agreement requires that half of Excess Cash Flow (as defined) be used to repay the Senior Term Loan, with the remaining Excess Cash Flow available for use for additional capital expenditures, for acquisitions or for other purposes. The mandatory supplemental repayment of Excess Cash Flow for 1995 totaled $9.8 million and was paid April 30, 1996. Excess Cash Flow for 1996 was $21.1 million. The group of lending banks that are participants in the Credit Agreement waived the supplemental repayment of $10.5 million due April 30, 1997 in order to allow the Company to use the funds for other operational needs.

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

                        PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the stockholders of Holdings was held on April 25, 1997. At the meeting the following persons were elected to serve as directors of Holdings until the 1998 annual meeting of stockholders and until their successors are duly elected and qualified : Paul F.
     Cornelsen, David L. Abbott, Allan R. Dragone, Frank J. Hevrdejs, William C. Oehmig, Jo Ann Smith and Gene G. Stoever.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

       EXHIBIT                                                                      PAGE NUMBER OR
       NUMBER                    DESCRIPTION                                INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------------------------
         3.1      Restated Certificate of Incorporation of Holdings     Filed as Exhibit 3.1 to the Registration
                                                                        Statement on Form S-1 of Holdings and PMI,
                                                                        Registration No. 33-66606 and incorporated
                                                                        herein by reference

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

         4.1      Indenture by and between Holdings and NationsBank     Filed as Exhibit 4.1 to the Registration
                  of Texas, National Association, as Trustee, with      Statement on Form S-1 of Holdings, Registration
                  respect to the 11 1/2% Series A and Series B          No. 33-70920 and incorporated herein by
                  Discount Debentures                                   reference

         4.2      Indenture dated as of September 27, 1993 by and       Filed as Exhibit 4.1 to the Current Report on
                  between the Company and IBJ Schroder Bank & Trust     Form 8-K of Holdings dated September 27, 1993
                  Company, as Trustee, with respect to the 10 1/4%      and incorporated herein by reference
                  Senior Subordinated Notes due 2003, including the
                  form of Note and guaranty of Holdings

         4.3      Stockholders Agreement among Holdings and certain     Filed as Exhibit 4.4 to the Current Report on
                  holders of Holdings Common Stock effective as of      Form 8-K of Holdings dated September 27, 1993
                  September 27, 1993                                    and incorporated herein by reference

         4.4      Employee Stockholders' Agreement among Holdings       Filed as Exhibit 4.5 to the Current Report on
                  and certain holders of Holdings Common Stock          Form 8-K of Holdings dated September 27, 1993
                  effective as of September 27, 1993                    and incorporated herein by reference




       EXHIBIT                                                                      PAGE NUMBER OR
       NUMBER                    DESCRIPTION                                INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------------------------

         4.5      Registration Rights Agreement among Holdings and      Filed as Exhibit 4.6 to the Current Report on
                  certain holders of Holdings Common Stock effective    Form 8-K of Holdings dated September 27, 1993
                  as of September 27, 1993                              and incorporated herein by reference

         4.6      Registration Rights Agreement among Holdings and      Filed as Exhibit 4.8 to the Current Report on
                  the holders of Holdings Common Stock issued as a      Form 8-K of Holdings dated September 27, 1993
                  part of the Units effective as of September 27, 1993  and incorporated herein by reference

        27.1 <F*> Financial Data Schedule

--------------------

<F*>  Filed herewith

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PM HOLDINGS CORPORATION



Date:  August 7, 1997                        /s/Ian R. Alexander
                                             -------------------
                                             Ian R. Alexander
                                             Executive Vice President and
                                             Chief Financial Officer

                                                           EXHIBIT INDEX

       EXHIBIT                                                                      PAGE NUMBER OR
       NUMBER                    DESCRIPTION                                INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------------------------
        3.1       Restated Certificate of Incorporation of Holdings     Filed as Exhibit 3.1 to the Registration
                                                                        Statement on Form S-1 of Holdings and PMI,
                                                                        Registration No. 33-66606 and incorporated
                                                                        herein by reference

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

        4.1       Indenture by and between Holdings and NationsBank     Filed as Exhibit 4.1 to the Registration
                  of Texas, National Association, as Trustee, with      Statement on Form S-1 of Holdings, Registration
                  respect to the 11 1/2% Series A and Series B          No. 33-70920 and incorporated herein by
                  Discount Debentures                                   reference

        4.2       Indenture dated as of September 27, 1993 by and       Filed as Exhibit 4.1 to the Current Report on
                  between the Company and IBJ Schroder Bank & Trust     Form 8-K of Holdings dated September 27, 1993
                  Company, as Trustee, with respect to the 10 1/4%      and incorporated herein by reference
                  Senior Subordinated Notes due 2003, including the
                  form of Note and guaranty of Holdings

        4.3       Stockholders Agreement among Holdings and certain     Filed as Exhibit 4.4 to the Current Report on
                  holders of Holdings Common Stock effective as of      Form 8-K of Holdings dated September 27, 1993
                  September 27, 1993                                    and incorporated herein by reference

        4.4       Employee Stockholders' Agreement among Holdings       Filed as Exhibit 4.5 to the Current Report on
                  and certain holders of Holdings Common Stock          Form 8-K of Holdings dated September 27, 1993
                  effective as of September 27, 1993                    and incorporated herein by reference

        4.5       Registration Rights Agreement among Holdings and      Filed as Exhibit 4.6 to the Current Report on
                  certain holders of Holdings Common Stock effective    Form 8-K of Holdings dated September 27, 1993
                  as of September 27, 1993                              and incorporated herein by reference




       EXHIBIT                                                                      PAGE NUMBER OR
       NUMBER                    DESCRIPTION                                INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------------------------

        4.6       Registration Rights Agreement among Holdings          Filed as Exhibit 4.8 to the Current Report on
                  and the holders of Holdings Common Stock issued       Form 8-K of Holdings dated September 27, 1993
                  as a part of the Units effective as of                and incorporated herein by reference
                  September 27, 1993


       27.1 <F*>  Financial Data Schedule

--------------------

<F*> Filed herewith