Form 10-Q
period 1997-09-30
PM HOLDINGS CORP
filed 1997-11-10
CIK 909987

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                           FORM 10-Q
     (Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

                      Yes...X....  No........

     As of October 28, 1997, 454,103 shares of the registrant's common stock, par value $.01 per share, which is the only class of common stock of the registrant, were outstanding.

                       Page 1 of 18 pages

                        PM HOLDINGS CORPORATION

                          Table of Contents
                   Form 10-Q for the Quarterly Period
                        Ended September 30, 1997

                                                                           Page
                                                                           ----
PART I            FINANCIAL INFORMATION
------            ---------------------
Item 1.           Financial Statements (Unaudited)

                     Consolidated Balance Sheets at September 30,
                     1997 and December 31,1996                               3

                     Consolidated Statements of Operations for
                     the three and nine months ended September 30,
                     1997 and September 30, 1996                             4

                     Consolidated Statements of Cash Flows for
                     the nine months ended September 30, 1997 and
                     September 30,1996                                       5

                     Notes to Consolidated Financial Statements              6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

PART II          OTHER INFORMATION
-------         ------------------
Item 6.           Exhibits and Reports on Form 8-K                          14

SIGNATURE                                                                   16


PM HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                          DECEMBER 31, 1996
                                                                                            (DERIVED FROM
                                                                                          AUDITED FINANCIAL
                                                        SEPTEMBER 30, 1997                   STATEMENTS)
                                                        ------------------                -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                    $  9,035                         $ 25,462
Accounts receivable, net                                       43,695                           55,816
Inventories                                                    62,657                           61,364
Prepaid expenses and other current assets                      16,559                           19,546
                                                           ---------------------------------------------
TOTAL CURRENT ASSETS                                          131,946                          162,188
Property, plant and equipment, net                            242,840                          250,600
Intangible assets, net                                        129,619                          138,129
Other assets                                                   60,339                           62,529
                                                           ---------------------------------------------
TOTAL ASSETS                                                 $564,744                         $613,446
                                                           =============================================

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                             $ 55,443                          $70,913
Current portion of long-term debt                              28,277                           23,136
Customer advance payments                                       2,918                           17,474
Other current liabilities                                      25,888                           31,366
                                                           ---------------------------------------------
TOTAL CURRENT LIABILITIES                                     112,526                          142,889

Other liabilities                                              65,342                           63,741
Long-term debt                                                343,937                          364,349

Common stock held by ESOP                                      36,890                           36,895
    Less unearned ESOP compensation                                 0                           (2,141)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value:  200,000 shares
    authorized, none issued or outstanding
Common stock, $0.01 par value:  800,000 shares
    authorized, 454,103 and 453,801 shares issued
    and outstanding at September 30, 1997 and
    December 31, 1996, respectively                                 5                                5
Additional paid-in capital                                     35,478                           35,205
Accumulated deficit                                           (28,193)                         (26,256)
Adjustment for minimum supplemental retirement
    liabilities                                                (1,241)                          (1,241)
                                                           ---------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      6,049                            7,713
                                                           =============================================
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $564,744                         $613,446
                                                           =============================================

(SEE ACCOMPANYING NOTES)


PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                     1997              1996               1997             1996
                                                 ------------      ------------       ------------     ------------
NET SALES                                          $263,830          $290,802          $818,024          $892,815

COSTS AND EXPENSES:
Cost of products sold                               220,878           250,565           685,983           766,237
Marketing, distribution and advertising              21,046            19,955            62,138            62,754
General and administrative                            7,554             7,661            22,419            24,015
Amortization of intangibles                           5,127             4,861            15,467            14,626
Research and development                              1,855             1,906             5,109             5,463
Other (income) expense, net                            (693)            9,566            (3,370)           10,536
                                                 ------------------------------------------------------------------
                                                    255,767           294,514           787,746           883,631
                                                 ------------------------------------------------------------------
OPERATING INCOME (LOSS)                               8,063            (3,712)           30,278             9,184
Interest expense                                     10,950            10,977            32,348            32,797
                                                 ------------------------------------------------------------------
Loss before income taxes                             (2,887)          (14,689)           (2,070)          (23,613)
Income tax benefit                                   (1,184)           (2,530)             (199)           (5,313)
                                                 ------------------------------------------------------------------
NET LOSS                                           $ (1,703)         $(12,159)         $ (1,871)         $(18,300)
                                                 ==================================================================

NET LOSS PER COMMON SHARE                          $  (3.78)         $ (27.73)         $  (4.16)         $ (41.43)
                                                 ==================================================================

(SEE ACCOMPANYING NOTES)


PM HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 1997       SEPTEMBER 30, 1996
                                                                      ------------------       ------------------
OPERATING ACTIVITIES:
Net loss                                                                   $ (1,871)               $(18,300)
Adjustment to reconcile net loss to net cash
   provided by operating activities:
      Depreciation & amortization                                            37,130                  38,570
      Provision for loss on asset disposition                                   239                  14,042
      Compensation under ESOP                                                 3,349                   4,046
      Accretion of discount on Discount Debentures                            6,414                   5,650
      Provision for deferred income taxes                                    (2,345)                (12,265)
      Other                                                                 (21,154)                (24,216)
                                                                         ------------------------------------
Net cash provided by operating activities                                  $ 21,762                  $7,527

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                   (19,090)                (13,076)
Other                                                                           567                     728
                                                                         ------------------------------------
Net cash used in investing activities                                      $(18,523)               $(12,348)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                       3,694                  24,730
Repayment of debt                                                           (21,410)                (23,401)
Loan to ESOP                                                                 (1,208)                 (6,194)
Other                                                                          (742)                   (680)
                                                                         ------------------------------------
Net cash used in financing activities                                      $(19,666)               $ (5,545)

Decrease in cash and cash equivalents                                       (16,427)                (10,366)
Cash and cash equivalents at beginning of period                             25,462                  21,479
                                                                         ------------------------------------
Cash and cash equivalents at end of period                                 $  9,035                $ 11,113
                                                                         ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest                                                             $ 29,049                $ 24,248
      Income taxes                                                            5,389                   4,685

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

The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. Operating results for the fiscal 1997 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. The consolidated balance sheet at December 31, 1996 was derived from the Holdings' December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Net Loss per Common Share

Net loss per common share for the three and nine months ended September 30, 1997 and 1996 is computed based on the weighted average number of common shares and share equivalents outstanding during the period. Such number of shares represents the average outstanding shares, net of the shares held by the Employee Stock Ownership Plan (the "ESOP") and not allocated to employees (the "Unreleased Shares").

Common stock equivalents, which consist of stock options and stock rights units, are not included in the computation as the results are anti-dilutive.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                              SEPTEMBER 30, 1997         DECEMBER 31, 1996
                              ------------------         -----------------
Finished goods                     $18,927                    $19,969
Raw materials                       43,730                     41,395
--------------------------------------------------------------------------
Total inventories                  $62,657                    $61,364
==========================================================================

4.  LONG-TERM DEBT

The Company is required to make annual supplemental repayments under its $130.0 million seven-year term loan (the "Senior Term Loan") in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement between the Company and the group of lending banks (the "Credit Agreement"). Based on Excess Cash Flow for 1995, a supplemental repayment of $9.8 million was made in April 1996. Another supplemental repayment of $10.5 million for the year 1996 was originally due on April 30, 1997; however, the Company received a waiver from making this payment from the participants in the Credit Agreement and can instead use these funds for other operational needs. The Company used excess funds to extinguish $10 million of its Senior Subordinated Notes due 2003 during the third quarter of 1997.

5.  COMMON STOCK HELD BY THE ESOP

Common stock held by the ESOP (115,281 shares at September 30, 1997 and 115,296 shares at December 31, 1996) and valued at its fair market value has been classified outside of permanent equity as, under certain conditions, participants may require the Company to purchase for cash common stock distributed to them by the ESOP. The unearned compensation, being the fair market value of Unreleased Shares of approximately $2.1 million at December 31, 1996, is presented in the consolidated balance sheet as a reduction to common stock held by the ESOP.

6.  SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for the Company at September 30, 1997 and for the three and nine-month periods then ended, and at December 31, 1996 and the three and nine-month period ended September 30, 1996 is as follows (in thousands):


                              SEPTEMBER 30, 1997        DECEMBER 31, 1996
                              ------------------        -----------------
BALANCE SHEET DATA:
   Current assets                 $133,894                  $164,064
   Noncurrent assets               421,925                   442,011
   Current liabilities             112,632                   142,961
   Noncurrent liabilities          334,472                   359,697


                                             THREE MONTHS ENDED                             NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,            SEPTEMBER 30,          SEPTEMBER 30,
STATEMENTS OF OPERATIONS DATA:            1997                 1996                     1997                   1996
-----------------------------         ------------         ------------             ------------           ------------
    Net sales                           $263,830             $290,802                 $818,024               $892,815
    Costs and expenses                   255,754              294,506                  787,691                883,596
    Net income (loss)                       (221)             (10,867)                   2,473                (14,468)


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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Gross profit increased $2.7 million, or 6.8% over the comparable 1996 period. Overall volume was 1.09 million tons for the third quarter of 1997, a 2.4% decrease from the 1996 period. The decrease in volume is attributable to a decrease in animal numbers, consolidation in the hog industry and a switch to concentrates. Average feed IOIC per ton was $65.64, a 4.8% increase over the three-month period ended September 30, 1996, primarily as a result of a shift to more concentrates and improved higher value products.

Beef cattle tons increased 15.5% from the 1996 period due to an overall increase in feedlot volume as the Company has focused additonal marketing efforts in this segment of the beef cattle industry. IOIC increased 15.3% as a result of the increased volume. Dairy cattle tons decreased 11.5% even though IOIC remained consistent with the 1996 period as a result of some product mix switch to concentrates. Hog volume decreased

13.8% with IOIC also decreasing 9.5%. The decrease in hog volume and IOIC is primarily attributable to a former customer discontinuing its purchases of feed under a feed supply agreement and consolidation in the hog industry.

Laying chicken and meatbird volume increased 2.7% over the 1996 period due primarily to the addition of two contracts in 1997. Horse volume and IOIC increased 13.4% and 16.7%, respectively, over the 1996 period, continuing its growth and reflecting the aggressive promotion of these products. Specialty and other volume decreased 1.3% from the 1996 period.

Cost of products sold decreased $29.7 million, or 11.9% from the comparable 1996 period due primarily to the $30.1 million decrease in ingredient costs. Manufacturing expenses remained consistent with the 1996 period. The total of marketing, distribution and advertising, general and administrative, and research and development costs increased $.9 million. The increase is primarily due to increased marketing, distribution and advertising costs attributed to increased IOIC and product mix.

Other (income) expense for 1997 relates to service fees and profits from marketing arrangements and joint venture income. The 1996 period includes the $10.5 million loss on the write-down of various manufacturing facilities offset by $.8 million of income related to service fees and profits from marketing arrangements and joint venture income.

Interest expense decreased as a result of the decrease in outstanding debt offset partially by increased accretion on the Holdings 11 1/2% Series B Subordinated Discount Debentures due 2005 (the "Discount Debentures") and the premium paid on the extinguishment of the Senior Subordinated Notes.

The Company's effective income tax rate exceeds the statutory rate in 1996 due to the amortization of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on the Discount Debentures. The 1997 rate approximates the combined federal and state tax rate of the Company.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Gross profit increased $5.5 million, or 4.3% over the comparable 1996 period. Overall volume was 3.36 million tons for the nine months ended September 30, 1997, a 7.9% decrease from the 1996 period. The decrease in volume is attributable to a decrease in animal numbers, a switch to more concentrates and consolidation in the hog industry. Average feed IOIC per ton was $64.79, a 7.6% increase over the nine-month period ended September 30, 1996, primarily as a result of a shift to improved higher value products.

Beef cattle tons decreased 14.3% from the 1996 period due to reduced animal numbers and excellent pasture conditions. However, IOIC only decreased 2.7% as customers have switched to improved higher value products with higher margins. Dairy cattle tons decreased 9.2% even though IOIC actually increased as a result of some product mix switch to concentrates. Hog volume decreased 11.5% with IOIC also decreasing 10.2%. The decrease in hog volume and IOIC is primarily attributable to a former customer discontinuing its purchases of feed under a feed supply agreement and consolidation in the hog industry.

Laying chicken and meatbird volume increased 5.4% over the 1996 period due primarily to the addition of two contracts in 1997. Horse volume and IOIC increased 10.8% and 14.2%, respectively, over the 1996 period, continuing its growth and reflecting the aggressive promotion of these products. Specialty and other volume decreased 5.4% over the 1996 period, but IOIC remained constant.

Cost of products sold decreased $80.3 million, or 10.5% from the comparable 1996 period due primarily to the $76.1 million decrease in ingredient costs. Manufacturing expenses also decreased $4.1 million primarily as a result of the reduced 1997 volume and the closing of seven plants in late 1996. The total of marketing, distribution and advertising, general and administrative, and research and development costs decreased $2.6 million. The decrease in general and administrative expenses is primarily due to reduced severance costs and selling expenses as a result of reduced volume and continued emphasis on cost control.

Other (income) expense for 1997 relates to service fees and profits from marketing arrangements and joint venture income. The 1996 period includes the $14.0 million loss on the write-down of the various manufacturing facilities offset by $2.5 million of income related to service fees and profits from marketing arrangements and joint venture income.

Interest expense decreased as a result of the decrease in outstanding debt offset partially by increased accretion on the Holdings 11 1/2% Series B Subordinated Discount Debentures due 2005 (the "Discount Debentures") and the premium paid on the extinguishment of the Senior Subordinated Notes.

The Company's effective income tax rate exceeds the statutory rate in both 1996 and 1997 due to the amortization of goodwill not being allowed as a tax deduction and the loss of state tax benefits attributable to the interest expense deduction for the accretion of discount on Holdings 11 1/2% Series B Subordinated Discount Debentures due 2005 (the "Discount Debentures").

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, net cash provided by operations before the effects of changes in operating assets and liabilities was $42.9 million, compared to

$31.7 million in the 1996 period. The increase is primarily attributable to the increase in income net of the $14.0 million ($8.6 million net of deferred tax benefit) write-down of facilities in 1996.

The Credit Agreement contains covenants that require the Company to limit capital expenditures to $20.0 million per year. These expenditures are permitted subject to compliance with certain financial covenants and may be increased under certain conditions. Based on the Company's Excess Cash Flow from September 1993 through December 31, 1996, the Company has an additional $14.1 million available for capital expenditures. The Company currently anticipates that its total 1997 capital expenditures will approximate $26.0 million, inclusive of approximately $12.7 million allocated for construction of new plants in Lubbock, TX and Hagerstown, MD. The Company plans to fund capital expenditures by using internally generated funds, borrowings from the sale of Industrial Revenue Bonds and, if necessary, borrowing capacity under the Revolving Credit Facility created pursuant to the Credit Agreement. At September 30, 1997 the Company had approximately $9.0 million in cash and cash equivalents on hand, and approximately $36.7 million (after giving effect to borrowing base limitations) was available for borrowings under the Revolving Credit Facility.

Net cash used in investing activities for purchases of property, plant and equipment was approximately $19.1 million and $13.1 million for the nine-month periods ended September 30, 1997 and 1996, respectively. Net cash used by financing activities in the nine months ended September 30, 1997 includes debt repayments of $21.4 million as compared to $23.4 million for the comparable 1996 period. Additionally, in 1997 the Company loaned $1.2 million to the ESOP for the purchase of shares compared to $6.2 million for the comparable 1996 period. In 1997 the Company borrowed $3.7 million under its Revolving Credit Facility for general corporate purposes compared to $24.7 million for the comparable 1996 period.

The Company's cash and cash equivalents decreased from the amount at year-end as a result of the repayment of $21.4 million in debt and the normal decrease in prepaid feed purchases from such amounts at year end. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased shortly prior to manufacturing and shipment.

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

The Credit Agreement requires that half of Excess Cash Flow (as defined) be used to repay the Senior Term Loan, with the remaining Excess Cash Flow available for use for additional capital expenditures, for acquisitions or for other purposes. The mandatory supplemental repayment of Excess Cash Flow for 1995 totaled $9.8 million and was paid April 30, 1996. Excess cash flow for 1996 was $21.1 million. The group of lending banks that are participants in the Credit Agreement waived the supplemental repayment of $10.5 million due April 30, 1997 in order to allow the Company to use the funds for other operational needs. The Company used the funds to extinguish $10 million of its Senior Subordinated Notes due 2003.

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

                              PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:


    EXHIBIT                                                                       PAGE NUMBER OR
    NUMBER                       DESCRIPTION                               INCORPORATION BY REFERENCE TO
--------------------------------------------------------------------------------------------------------------
     3.1       Restated Certificate of Incorporation of Holdings      Filed as Exhibit 3.1 to the
                                                                      Registration Statement on Form S-1 of
                                                                      Holdings and PMI, Registration No.
                                                                      33-66606 and incorporated herein by
                                                                      reference

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

     4.1       Indenture by and between Holdings and NationsBank      Filed as Exhibit 4.1 to the
               of Texas, National Association, as Trustee, with       Registration Statement on
               respect to the 11 1/2% Series A and Series B           Form S-1 of Holdings, Registration
               Discount Debentures                                    No. 33-70920 and incorporated herein
                                                                      by reference

     4.2       Indenture dated as of September 27, 1993 by and        Filed as Exhibit 4.1 to the Current
               between the Company and IBJ Schroder Bank & Trust      Report on Form 8-K of Holdings dated
               Company, as Trustee, with respect to the 10 1/4%       September 27, 1993 and incorporated
               Senior Subordinated Notes due 2003, including the      herein by reference
               form of Note and guaranty of Holdings

     4.3       Stockholders Agreement among Holdings and certain      Filed as Exhibit 4.4 to the Current
               holders of Holdings Common Stock effective as of       Report on Form 8-K of Holdings dated
               September 27, 1993                                     September 27, 1993 and incorporated
                                                                      herein by reference

     4.4       Employee Stockholders' Agreement among Holdings        Filed as Exhibit 4.5 to the Current
               and certain holders of Holdings Common Stock           Report on Form 8-K of Holdings dated
               effective as of September 27, 1993                     September 27, 1993 and incorporated
                                                                      herein by reference





    EXHIBIT                                                                      PAGE NUMBER OR
    NUMBER                      DESCRIPTION                              INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------------
     4.5       Registration Rights Agreement among Holdings           Filed as Exhibit 4.6 to the Current
               and certain holders of Holdings Common Stock           Report on Form 8-K of Holdings dated
               effective as of September 27, 1993                     September 27, 1993 and incorporated
                                                                      herein by reference

     4.6       Registration Rights Agreement among Holdings           Filed as Exhibit 4.8 to the Current
               and the holders of Holdings Common Stock issued        Report on Form 8-K of Holdings dated
               as a part of the Units effective as of September       September 27, 1993 and incorporated
               27, 1993                                               herein by reference

     27.1<F*>  Financial Data Schedule

--------------------
<F*>   Filed herewith



(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   PM HOLDINGS CORPORATION



Date:  November 6, 1997                            /s/Ian R. Alexander
                                                   ----------------------------
                                                   Ian R. Alexander
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                             EXHIBIT INDEX


  EXHIBIT                                                                    PAGE NUMBER OR
  NUMBER                   DESCRIPTION                                 INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------------------------
    3.1     Restated Certificate of Incorporation of Holdings     Filed as Exhibit 3.1 to the Registration
                                                                  Statement on Form S-1 of Holdings and PMI,
                                                                  Registration No. 33-66606 and incorporated
                                                                  herein by reference

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

    4.1     Indenture by and between Holdings and NationsBank     Filed as Exhibit 4.1 to the Registration
            of Texas, National Association, as Trustee, with      Statement on Form S-1 of Holdings,
            respect to the 11 1/2% Series A and Series B          Registration No. 33-70920 and incorporated
            Discount Debentures                                   herein by reference

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

    4.6     Registration Rights Agreement among Holdings and      Filed as Exhibit 4.8 to the Current Report on
            the holders of Holdings Common Stock issued as a      Form 8-K of Holdings dated September 27, 1993
            part of the Units effective as of September 27,       and incorporated herein by reference
            1993

   27.1<F*> Financial Data Schedule

--------------------
<F*>  Filed herewith
