Form 10-Q
period 2000-06-30
PURINA MILLS INC/
filed 2000-08-14
CIK 909987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
            (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-66606


                               PURINA MILLS, INC.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X    No
                                ---     ---

                               PURINA MILLS, INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                               Ended June 30, 2000

                                                                           PAGE
                                                                           ----

PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets at June 30, 2000
              and December 31,1999.                                           3

              Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999, and the six months ended June
              30, 2000
              and 1999.                                                       5

              Consolidated Statements of Cash Flows for
              the six months ended June 30, 2000 and 1999                     6


              Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    16

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk                                                      25

PART II     OTHER INFORMATION
-------     -----------------


Item 6.     Exhibits and Reports on Form 8-K                                 26


SIGNATURE                                                                    29

PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2000 AND DECEMBER 31, 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                      DECEMBER 31, 1999
                                                                                    (DERIVED FROM AUDITED
                                                                   JUNE 30, 2000     FINANCIAL STATEMENTS)
                                                                   -------------     ---------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $ 43,151               $ 48,094
Accounts receivable, net                                               26,191                 38,817
Inventories                                                            50,530                 58,869
Prepaid expenses and other current assets                              11,062                  7,758
Deferred income taxes                                                  14,219                     --
                                                               ------------------------------------------
TOTAL CURRENT ASSETS                                                  145,153                153,538

Property, plant and equipment, net                                    206,753                235,378
Intangible assets, net                                                 43,778                155,000
Reorganization value in excess of amounts allocable to
     identifiable assets                                              103,967                     --
Notes receivable                                                        4,408                  8,147
Deferred financing costs, net                                              --                 10,107
Other assets                                                           27,890                 26,845
                                                               ------------------------------------------
TOTAL ASSETS                                                         $531,949               $589,015
                                                               ==========================================

                                                                                      DECEMBER 31, 1999
                                                                                     (DERIVED FROM AUDITED
                                                                       JUNE 30, 2000  FINANCIAL STATEMENTS)
                                                                       -------------  ---------------------
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable--other                                                   $  32,700      $  32,759
Customer advance payments                                                     2,466         10,809
Accrued expenses                                                             40,506         31,769
Interest payable                                                                 54             --
Current portion of long-term debt and bank borrowings under revolving
     credit facility                                                          4,000        278,031
                                                                        ------------------------------
TOTAL CURRENT LIABILITIES                                                    79,726        353,368

Deferred income taxes                                                        66,518             --
Retirement obligations                                                       24,500         25,730
Accrued post-retirement benefit costs                                            --            150
Other liabilities                                                             5,855          6,069
Liabilities subject to compromise                                                --        419,500
Long-term debt                                                              171,150             --

Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value: 5,000,000 shares authorized, none
     issued or outstanding                                                       --             --
Common stock, $0.01 par value: 20,000,000 shares authorized and
     10,000,000 shares to be issued at June 30, 2000 and 1,000 shares
     authorized, issued and outstanding at December 31, 1999                    100              1
Additional paid-in capital                                                  184,900        109,499
Retained deficit                                                               (800)      (323,956)
Accumulated other comprehensive loss                                             --         (1,346)
                                                                        ------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        184,200       (215,802)
                                                                        ------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                        $ 531,949      $ 589,015
                                                                        ==============================

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                          THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS
                                             ENDED          ENDED          ENDED          ENDED
                                            JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                             2000           1999           2000           1999
                                           ---------      ---------      ---------      ---------

NET SALES                                 $ 195,349      $ 208,187      $ 414,546      $ 437,442

COSTS AND EXPENSES:
Cost of products sold                       156,405        165,576        329,164        352,879
Marketing, distribution and
advertising                                  20,690         22,808         43,196         46,223
General and administrative                   12,307         18,426         26,494         32,975
Amortization of intangibles                   6,783          3,787         13,575          7,586
Research and development                      1,388          1,472          2,723          3,003
Provision for plant closings                     --         19,665             --         19,665
Restructuring expenses                       16,388            553         24,924            553
Other (income) expense, net                 (28,131)            31        (28,449)          (530)
                                          ------------------------      ------------------------
                                            185,830        232,318        411,627        462,354

OPERATING INCOME (LOSS)                       9,519        (24,131)         2,919        (24,912)
Interest expense - net                        3,524         13,100          9,759         25,957
                                          ------------------------      ------------------------
Income (loss) before income taxes             5,995        (37,231)        (6,840)       (50,869)
Benefit for income taxes                         --        (11,837)            --        (16,054)
                                          ------------------------      ------------------------
Income (loss) before extraordinary
     item                                     5,995        (25,394)        (6,840)       (34,815)
Extraordinary item-gain on
     extinguishment of debt, net of
     tax                                    159,359             --        159,359             --
Revaluation of assets and liabilities
     pursuant to the adoption of
     fresh-start reporting                    2,483             --          2,483             --

                                          ========================      ========================
NET INCOME (LOSS)                         $ 167,837      $ (25,394)     $ 155,002      $ (34,815)
                                          ========================      ========================

  (SEE ACCOMPANYING NOTES)

PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                              SIX MONTHS      SIX MONTHS
                                                                 ENDED          ENDED
                                                             JUNE 30, 2000  JUNE 30, 1999
                                                             -------------  -------------
OPERATING ACTIVITIES:
Net income (loss)                                              $ 155,002      $ (34,815)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Gain on extinguishment of debt                             (159,359)            --
     Gain on revaluation pursuant to fresh-start reporting        (2,483)            --
     Depreciation and amortization                                28,612         23,238
     Provision for loss on asset disposition                      (5,616)            73
     Provision for asset write-off                                    --         19,665
     Provision for deferred taxes                                     --        (16,054)
     Other                                                        10,817        (41,408)
                                                               -------------------------
Net cash provided by (used in) operations                      $  26,973      $ (49,301)

INVESTING ACTIVITIES:
Sale of property, plant and equipment                             15,757             --
Purchase of property, plant and equipment                         (8,642)       (10,127)
Other                                                              3,739         (1,925)
                                                               -------------------------
Net cash provided by (used in) investing activities            $  10,854      $ (12,052)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility                          (87,471)        35,000
Repayment of term loans                                          (15,550)        (3,400)
Capital contribution                                              60,000             --
Other                                                                251            (59)
                                                               -------------------------
Net cash provided by (used in) financing activities            $ (42,770)     $  31,541

Decrease in cash and cash equivalents                             (4,943)       (29,812)
Cash and cash equivalents at beginning of period                  48,094         41,446
                                                               -------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  43,151      $  11,634
                                                               ========================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                  $  13,598      $  26,165
     Income taxes                                                    173            450



(SEE ACCOMPANYING NOTES)

     PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Pursuant to the Agreement and Plan of Merger among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, dated as of January 9, 1998 (the "Merger Agreement"), Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation. As a result of the Merger, Koch Agriculture owned 100% of Holdings, which owned 100% of Purina Mills, Inc. ("Purina Mills" or "PMI"). Subsequently, on October 28, 1999 (the "Petition Date"), Holdings and certain of its subsidiaries (the "Debtor") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

Purina Mills filed a Form 8-K on January 18, 2000 with the Securities and Exchange Commission, which included a Plan of Reorganization (the "Plan") and a disclosure statement. The Plan, as amended, was approved by the creditors, confirmed on April 5, 2000 by the Bankruptcy Court and became effective on June 29, 2000 (the "Effective Date").

The Plan provided, among other things, the merger of Purina Mills with and into Holdings prior to the effective date of the Plan. By operation of the merger, Holdings succeeded to the business previously conducted by Purina Mills and changed its name to Purina Mills, Inc. On May 19, 2000, Purina Mills merged with and into Holdings with Holdings being the surviving corporation, renamed as Purina Mills, Inc. (the "Company"). Subsequently, the Plan became effective and the Company emerged from Chapter 11 as of the beginning of business on June 30, 2000.

Within 45 days after the Effective Date the Company will make distributions of cash and a partial distribution of new common stock of the Company to holders of claims that have been allowed. As of the Effective Date the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. The Company will issue 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program. The Company's request to list its stock on the NASDAQ National Market was granted on June 26, 2000.

The consolidated balance sheet at June 30, 2000 and the consolidated statements of operations and cash flows for the period ended June 30, 2000 are unaudited and reflect all adjustments, consisting of normal recurring items and the adoption of "fresh-start" reporting (See Note 3), which management considers necessary for a fair presentation. Operating results for fiscal 2000 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000. The consolidated balance sheet at December 31, 1999 was derived from the Company's December 31, 1999 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Although the Company believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the quarter ended March 31, 2000 which are included in the registration statement on Form 10/A, Amendment No. 1 filed on May 18, 2000.

2.    FINANCIAL RESTRUCTURING DEVELOPMENTS

The economic environment in the agricultural industry during 1998, 1999, and early 2000 was a difficult one for many individual producers and companies that participate in the sector. Livestock commodity prices have been depressed and reached historic lows in many markets. In addition to the overall economic environment, there is significant competition in all areas of agriculture, including the feed industry.

In connection with the Merger, the Company incurred a significant amount of indebtedness. As of March 31, 1998, the Company had approximately $557.2 million of consolidated indebtedness, and its stockholders' equity was approximately $109.4 million. Of the total $669.6 million required to consummate the 1998 Merger and related transactions, $559.9 million was supplied by indebtedness and $109.7 million was supplied by equity contributions. The Company's indebtedness was raised through the sale of $350.0 million aggregate principal amount of its Senior Subordinated Notes Due 2010 (the "Notes") and borrowings under a $300.0 million secured credit facility, pursuant to a credit agreement (the "Prepetition Credit Agreement"), from a syndicate of lenders (the "Prepetition Credit Facility"). The Prepetition Credit Facility included: a $200.0 million term loan facility (the "Prepetition Term Loan") and a $100.0 million revolving credit facility (the "Prepetition Revolving Credit Facility"). Since the Merger, a significant portion of the Company's cash flow from operations has been dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations. The Company's substantial degree of leverage limited its flexibility to adjust to the depressed conditions in the agricultural industry and made it particularly vulnerable to the downturn in the swine market.

As a result of its financial condition during 1999 and its substantial degree of leverage, the Company's ability to finance its working capital requirements and implement its business plan have been adversely affected by its cash requirements for debt service. On September 15, 1999, the Company failed to make a scheduled interest payment of $15.75 million due to holders of the Notes. On October 21, 1999, the trustee under the indenture (the "Prepetition Notes Indenture") for the Notes accelerated such Notes as a result of the failure to make such interest payment. On September 30, 1999, the Company failed to pay $2.1 million in principal payments due on the Term Loan. Such principal payment was subsequently made on October 28, 1999.

Faced with these events and an inability to service future interest payments on the Notes, the Debtor filed voluntary petitions for relief (the "Reorganization Cases") under Chapter 11 of the U.S. Bankruptcy Code, as amended, with the Bankruptcy Court on the Petition Date. As described in the disclosure statement, a settlement was negotiated between Koch Industries, Inc.

("Koch Industries") and a committee representing holders of Notes
("Noteholders") whereby Koch Industries agreed to make capital contribution of $60 million to the Company. Such capital contribution was received by the Company on the Effective Date.

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the December 31, 1999 balance sheet as "liabilities subject to compromise" and consist of the following:


       Accounts payable - other                              $     13,764
       Accounts payable - affiliate                                30,215
       Accrued expenses                                             2,379
       Interest payable on Senior Subordinated
          Notes due 2010                                           19,600
       Retirement obligations                                       3,212
       Other liabilities                                              330
       Senior Subordinated Notes due 2010                         350,000
                                                          ------------------
                                                             $    419,500
                                                          ==================


As of the Petition Date, the Company discontinued accruing interest on its unsecured pre-petition debt obligations. Additional claims have arisen subsequent to the filing date resulting from rejection of executory contracts and unexpired leases, and from the determination by the court or as agreed to by parties in interest of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets also are stayed, although the holders of such claims have the right to move the court for relief from the stay.

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, dealer and customer rebates, amounts owed certain critical vendors and amounts owed to farmers, grain elevators, coops, brokers, dealers and other vendors and suppliers pursuant to federal, state and local government regulations.


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fresh-Start Reporting: As of June 30, 2000, in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements for the six months ended June 30, 2000. Accordingly, the December 31, 1999 consolidated balance sheet is not comparable to the June 30, 2000 consolidated balance sheet.

In adopting fresh-start reporting, the Company with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including the Company's historical financial performance, its fiscal 2000 budget, publicly available data of companies whose operations are generally comparable to the operations of the Company and economics and industry data trends.

The adjustments to reflect the consummation of the Plan, including the gain on extinguishment of debt related to pre-petition liabilities and the adjustment to record assets and liabilities at their fair values (including the establishment of reorganization value in excess of amounts allocable to identifiable assets), have been reflected in the accompanying consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are carried at equity.

Intangible Assets (including Goodwill): Intangible assets at June 30, 2000 represent the Company's estimate of the value of such assets at the Effective Date, in accordance with the principles of SOP 90-7, and will be amortized over their estimated period of related benefit of one to ten years. Intangible assets, at December 31, 1999, represent the excess of cost over the net tangible assets of the business at the time of acquisition and were amortized over the estimated period of related benefit.

Management periodically has and will continue to review the value of its intangible assets to determine if an impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets: As a result of adopting "fresh-start" reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $104.0 million. This intangible asset will be amortized on a straight-line basis over a ten-year period.

Income Taxes: Deferred income taxes are recognized for the effect of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities plus operating loss carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. In connection with "fresh-start" reporting the Company recorded a net $52.3 million deferred tax liability for the effect of temporary differences between the financial reporting and tax basis of its assets and liabilities. This is reflected as a current asset of $14.2 million and a long-term liability of $66.5 million.

The Company was part of a tax sharing agreement with Koch Industries effective as of the date of the Merger through June 29, 2000. The agreement provided that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes were utilized by another member of the group, such member would reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provisions for all periods after March 12, 1998 through June 29, 2000 were computed on this basis. The results of operations of the Company after March 12, 1998 through June 29, 2000 have been or will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries. The result of operations commencing June 30, 2000 will be included in the consolidated return of the Company and its subsidiaries.

Revenue Recognition: Net sales are generally recognized when products are shipped. Allowances for customer discounts are recorded when revenues are recognized.

Reclassifications: Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at June 30, 2000 and the six month period then ended.

Internal Use Software: The Company has replaced or modified all of the Company's computer systems and software applications so that they are Year 2000 compliant. In connection with this process, the Company purchased and implemented an enhanced accounting and information reporting system. The Company capitalized all software and consultant costs and the direct costs of those employees directly involved in the process, in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). All other related costs were expensed as incurred. The Company's policies are in accordance with the provisions of SOP 98-1. Total capitalized software costs related to the enhanced accounting and information reporting systems were $16.4 million as of December 31, 1999. The Company is amortizing the costs associated with the project using the straight-line method over five years, the expected life of the system.

4.    RESTRUCTURING EXPENSES

During the three and six months ended June 30, 2000, the Company incurred advisory fees and expenses of $9.6 million and $13.8 million, respectively, in connection with the Reorganization Cases. Additionally, the Company has recorded severance and moving costs of $3.0 million and $4.6 million, respectively, and compensation expense of $3.8 million and $6.5 million, respectively, in connection with the Company's Key Employee Retention Plan for the same three and six month periods.

5.    INVENTORIES

Inventories consist of the following (in thousands):

                                      JUNE 30, 2000   DECEMBER 31, 1999
                                      -------------   -----------------
Raw materials                           $ 31,207          $ 37,577
Finished goods                            10,883            11,411
Animals                                    8,440             9,881
                                      ---------------------------------
       Total                            $ 50,530          $ 58,869
                                      ---------------------------------

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):


                                          JUNE 30, 2000    DECEMBER 31, 1999
                                          -------------    -----------------
Land                                        $  10,808           $  13,362
Buildings                                      60,924              86,332
Machinery and equipment                       122,780             180,769
Construction in progress                       12,353               7,359
                                            ------------------------------
                                              206,865             287,822
Accumulated depreciation                         (112)            (52,444)
                                            ------------------------------
       Total                                $ 206,753           $ 235,378
                                            ==============================

In connection with the adoption of "fresh-start" reporting for the period ended June 30, 2000, the Company was required to adjust property, plant and equipment to its fair value. Based on the Company's estimate of the fair value of such assets at the Effective Date, an adjustment was made to decrease the value of property, plant and equipment by approximately $ 11.9 million with no material change in the remaining useful lives.

During the quarter ended June 30, 1999, the Company made the decision to discontinue manufacturing operations at five of its facilities. Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds estimated fair value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and a write-off of $5.0 million for related goodwill were also recorded.

7.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


                                          JUNE 30, 2000  DECEMBER 31, 1999
                                          -------------  -----------------
Distribution network                        $  24,000         $  40,000
Patents                                         6,298            15,000
Covenant not to compete                            --             2,083
Goodwill                                           --           262,728
Other intangibles                              13,480            31,539
                                            ---------         ---------
                                               43,778           351,350
Accumulated amortization                           --          (196,350)
                                            ---------         ---------
       Total                                $  43,778         $ 155,000
                                            ===========================

Intangible assets at June 30, 2000 represent the Company's estimate of the value of such assets at the Effective Date, in accordance with the principles of SOP 90-7, and will be amortized over their estimated period of related benefit of one to ten years.

During the fourth quarter of 1999, in connection with the Company's Reorganization Cases, the Company recorded a provision for loss on impairment of intangible assets of $161.6 million. The provision reduced the net value of intangible assets to management's estimate of the fair value of intangible assets at December 31, 1999. Management's estimate was based upon the expected net realizable value of the Company on a going concern basis which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

8.    DEBT

Debt consists of the following (in thousands):

                                                JUNE 30, 2000  DECEMBER 31, 1999
                                                -------------  -----------------
Term loan                                         $175,000         $190,550
Senior subordinated notes due 2010                      --          350,000
Revolving credit facility                               --           87,471
Other                                                  150               10
                                                  -------------------------
                                                   175,150          628,031
Less current portion of long-term
     debt                                            4,000               --
                                                  -------------------------
       Total                                      $171,150         $628,031
                                                  =========================

The foregoing debt is classified as follows in the December 31, 1999 consolidated balance sheet (in thousands):

Current portion of long-term debt and
     bank borrowings under revolving credit facility       $278,031
Liabilities subject to compromise                           350,000
                                                       ------------
       Total                                               $628,031
                                                       ============

Credit Facility: In connection with the consummation of the Plan, Purina Mills entered into a new credit agreement ("the Credit Agreement") which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate of $175.0 million Tranche A Term Loan with a maturity date of December 31, 2003 ("the Term Loan") and (ii) a $50.0 million Revolving Credit Facility with a maturity date of December 31, 2002, with a $30.0 million sub-limit for letters of credit, which is available to finance the Company's ongoing working capital requirements. The proceeds of the Term Loan were borrowed in full on June 29, 2000, to repay the Prepetition Credit Facility, and $14.4 million of the Revolving Credit Facility has been used for the issuance of letters of credit for ordinary course business purposes of the Company and it subsidiaries. No borrowings were made under the Revolving Credit Facility. The Company is charged an annual fee of 0.5% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of 2.75% per annum on the daily average amount available for drawing under any letter of credit. Loans under the Credit Agreement bear interest at floating rates, which are, at the

Company's option based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings based on bank prime plus 1.75% were 11.25% at June 30, 2000.

The annual amortization schedule of the Term Loan outstanding on June 30, 2000 is $8.0 million in 2001, $17.0 million in 2002, and $150.0 million in 2003. The 2003 amount includes a payment of $135.0 million on the Term Loan maturity date of December 31, 2003. The Company is required to make mandatory repayments of the Term Loan in amounts equal to 80% of Excess Cash Flow (as defined in the Credit Agreement). The first such payment is due March 2001. Additionally, the Company is generally required to make mandatory repayments of amounts received on the sale of assets unless reinvested within specific time periods. Any repayments under the Term Loan are not available for future re-borrowings.

Covenants: The Credit Agreement contains restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial convenants and tests. The Company was in compliance with its debt covenants at June 30, 2000.

9.    CONCENTRATION OF CREDIT RISK AND LOAN GUARANTEES

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. A substantial portion of the Company's sales are to companies or individuals in agriculture-related businesses, with approximately 15% of its sales volume being feed for hogs. Hog producers experienced severely depressed market prices in 1998 and 1999 and the Company has outstanding trade receivables, loans and loan guarantees relating to customers in the hog industry.

Loan Guarantees: The Company had provided a guarantee of up to $11.5 million to an entity formed in 1995 to provide funding for the growth, consolidation and expansion of the Company's network of independently-owned dealers and producers. The Company recorded a loss reserve for the entire amount of the guarantee in 1998. At June 30, 2000 and December 31, 1999, the Company had funded $6.7 million on the guarantee. In August 1999 the Company issued a letter of credit for $3.3 million to secure a portion of the unfunded guarantee. The Company is not a member of this non-stock membership corporation and thus does not have an equity interest in the entity.

Loan guarantees are also made to banks to assist the Company's customers in obtaining bank loans for working capital, lines of credit, and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $4.7 million and $6.3 million at June 30, 2000 and December 31, 1999, respectively, under these types of arrangements. The maturity dates of these guarantees extend through May 2008 with the majority of the guarantees maturing prior to 2003.

Swine Purchase Commitments and Swine Operations: To capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at June 30, 2000, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire 0.3 million feeders over the next eight years. Approximately 8% of these commitments are at fixed prices whereas the other 92% vary based on current or published futures prices. The net purchase commitment of 0.3 million feeders represents gross commitments during the period for the Company to purchase approximately 3.4 million feeders less
3.1 million feeders which are under contract to be sold to third parties.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 1.5 million feeders over the next ten years. As hog producers experience volatile market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At June 30, 2000 and December 31, 1999, the Company had $7.8 million and $8.6 million, respectively, in hog inventory.

Based on published market prices at June 30, 2000, the Company's net commitment to purchase the 0.3 million feeders totals approximately $10.9 million. This is a decrease of $6.1 million from such amount at December 31, 1999. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 2000 loss associated with its swine exposure will range between $2.5 million and $5.0 million. The Company recorded a loss of $16.2 million during 1999 and a loss of $2.6 million for the six months ended June 30, 2000. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have adverse impacts on operations, cash flows and liquidity.

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

In connection with the 1998 Merger, The Company incurred a significant amount of indebtedness. The Company's substantial degree of leverage limited its flexibility to adjust to the depressed conditions in the agricultural industry and made it particularly vulnerable to the downturn in the swine market. As a result of its financial condition during 1999 and its substantial degree of leverage, the Company's ability to finance its working capital requirements was adversely affected by its cash requirements for debt service. On September 15, 1999, the Company failed to make a scheduled interest payment of $15.75 million due to the holders of the Senior Subordinated Notes. On October 21, 1999, the Indenture Trustee for the Senior Subordinated Notes accelerated such notes as a result of the failure to make such interest payment. On September 30, 1999, the Company failed to pay $2.1 million in principal payments under the Prepetition Credit Facility. Such principal payment was subsequently made on October 27, 1999. The Company defaulted under both the Notes Indenture and the Prepetition Credit Facility. Faced with these events and an inability to service future interest payment on the Notes, the Company and certain of its subsidiaries commenced reorganization cases under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999.

Subsequently, on January 18, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission which included the Plan and a disclosure statement. The Plan was approved by the creditors, confirmed by the Bankruptcy Court on April 5, 2000 and became effective on June 29, 2000.

The consolidated financial statements for all the periods through June 29, 2000 have been prepared on the historical cost basis. The consolidated balance sheet at June 30, 2000 is not comparable with the historical balance sheet presented due to the adoption of "fresh-start" reporting.

Overview

The Company develops, manufactures and markets a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, birds, fish and pets. For the year ended December 31, 1999, the product mix by volume was approximately 26% for dairy, 29% for beef cattle, 14% for hogs, 12% for horses, 7% for poultry and 12% for all others. The feed industry generally prices products on the basis of aggregate ingredient cost plus a dollar amount margin, rather than a gross profit percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through weekly or monthly changes in the Company's price lists. Feed tonnage and total income over ingredient cost ("IOIC"), which is net sales minus cost of ingredients, and gross profit (IOIC less manufacturing costs), rather than sales dollars, are the key indicators of performance because of the distortions in sales dollars caused by changes in commodity prices and product mix between complete feed and concentrate products, to which customers add their own base ingredients, such as corn and other grains. Historically, when the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's sales volume has been higher; alternatively, when the price of grains has been relatively low, more of the Company's customers have tended to use their own grains and mix them with the Company's higher-margin concentrates, resulting in lower sales volume but relatively higher overall unit margins.

The Company expects the U.S. feed industry to further consolidate in the years ahead. Although the total volume of processed feed sold into the commercial market segment may decline, larger producers are tending to purchase products with lower inclusion rates and higher margins. As they grow larger, these producers are typically better able to measure performance differences and make sound economic decisions regarding nutrition and management programs. Competition in the industry occasionally limits the Company's ability to pass ingredient price increases on to its customers; however, management believes that the Company's knowledge of the nutritional value of ingredients and its sophisticated least-cost formulation system enable the Company to provide products that meet its nutritional standards and maintain product quality while minimizing product cost.

The economic environment in the agricultural industry during 1998, 1999 and the first six months of 2000 has been a difficult time for many individual producers and companies that participate in the sector. Livestock commodity prices have been depressed and reached historic lows in many markets. In addition to the overall economic environment, there is significant continuing competition in all areas of agriculture, including the feed industry.

Competition in the industry has caused the Company and some of its competitors to develop market and production risk arrangements for their customers to promote sales. The Company has entered into several production and marketing joint venture arrangements with its animal production customers, especially in the swine sector, in order to facilitate additional feed sales.

Additionally, to capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at June 30, 2000, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 0.3 million feeders over the next eight years. Approximately 8% of these commitments are at fixed prices whereas the other 92% vary based on current or published futures prices. The net purchase commitment of 0.3 million feeders represents gross commitments during such period for approximately 3.4 million feeders less 3.1 million feeders which have contractually been sold. These contractual sales are subject to the credit worthiness of the third parties.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 1.5 million feeders over the next ten years. As hog producers have experienced severely depressed market prices for their end products in the past two years, the

Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At June 30, 2000, and December 1999, the Company had $7.8 million and $8.6 million, respectively, in hog inventory.

Based on published market prices at June 30, 2000, the Company's net commitment to purchase the 0.3 million feeders totals approximately $10.9 million. This is a decrease of $6.1 million from such amount at December 31, 1999. Upon receipt of the feeders, the Company can either sell them at current market prices, feed the pigs at its owned or leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company's loss in 2000 associated with its swine exposure is estimated to be approximately $2.5 - 5.0 million. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have an adverse impact on earnings, cash flows and liquidity.

During 1999 the Company focused on managing and mitigating the impact of the significant decline in hog prices on its performance. With the price of hogs having increased moderately from December 1998, which was the lowest price in nearly forty years, and through the efforts of management, the Company mitigated some of its swine exposure in an effort to reduce the negative implications on future earnings, cash flow and liquidity. In April 1999, the Company locked in a margin on market hogs to be marketed during the remainder of 1999 by entering into futures contracts for market hogs and the major feed ingredients to grow the hogs. This action resulted in limiting the risk of any market decline for the remainder of the year on these hogs, but also limited the potential for gain if market prices significantly increased. The Company has locked in a majority, but not all, margin for hogs to be marketed in 2000 and, as such, the Company is subject to risk of fluctuations in the price of market hogs, which could have an impact on results of operations and liquidity.

During 1999, the Company made the decision to discontinue manufacturing operations at five of its facilities. Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds the estimated net realized value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and a write-off of $5.0 million for related goodwill were also recorded. The Company will continue to review the performance of its facilities in an attempt to optimize overall capacity and maximize profits.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Due to overall lower commodity prices and a decrease in tons sold, net sales decreased 6.2% from the 1999 period. Gross profit was $38.9 million for the three months ended June 30, 2000 compared to $42.6 million for the three months ended June 30, 1999 due primarily to the decrease in volume. Overall volume was
 .9 million tons during the second quarter of 2000, a 10.2% decrease from the 1999 period. Average IOIC per ton was $69.20, a 4.6% increase from the three-month period ended June 30, 1999 due primarily to a shift in product mix to higher margin products.

Beef cattle volume increased 5.0% over the 1999 period as sales volume in the grass cattle business was favorably affected by weather as well as strong cattle economics. Dairy cattle volume decreased 9.8% from the prior year due to low milk prices and low commodity prices. Hog volume decreased 21.1% from the prior year due to depressed market conditions and the loss of customers from market consolidation. Horse volume increased slightly, 2.6% over the 1999 period. Laying chicken and meatbird volume decreased 60.0% from 1999 reflecting the loss of a major customer in the third quarter of 1999. Specialty and other volume decreased 2.4% from the prior 1999 period.

Cost of products sold decreased $9.2 million, or 5.5% from the comparable 1999 period, due primarily to the $9.0 million decrease in ingredient costs. Net losses from the hog program also decreased $2.0 million due to increases in hog market prices. Manufacturing expenses increased $1.8 million over the 1999 period due primarily to increased labor costs associated with operational quality initiatives and reintegrating the purchase of ingredients function within the company.

Marketing, distribution and advertising costs decreased $2.1 million due primarily to a decrease in sales volume and reduction of sales personnel. General and administrative expenses decreased $6.1 million from the 1999 period due primarily to a decrease of $1.2 million in relocation costs and reduced bad debt expense of $4.3 million. Additionally, a decrease of $.6 million in administrative costs was realized due to consolidation of various functions such as credit and accounting.

Intangible amortization expense increased due to management's evaluation that an impairment of the intangible assets had occurred in 1999. In addition to recording a loss provision in 1999, effective January 1, 2000 goodwill is being amortized over five years on a straight line basis. Through December 31, 1999 goodwill was being amortized over 40 years.

Research and development costs remained consistent with the 1999 period. Other (income) expense, net for the three months ended June 30, 2000 relates to service fees for swine and dairy management, finance income, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other (income) expense, net for the three months ended June 30, 2000 also includes proceeds in excess of $20.0 million received in settlement for claims for excess charges of vitamin purchases in prior years. Additionally, the Company recorded a gain of $3.3 million from the sale of its headquarters building in June 2000.

Restructuring expenses during the second quarter of 2000 includes $9.6 million in advisory and financing fees incurred in connection with the Reorganized Cases. Additionally, $3.0 million was incurred for severance and moving costs and $3.8 million for compensation expense in connection with the Key Employee Retention Plan.

Interest expense for the three months ended June 30, 2000 decreased $9.6 million from the 1999 period primarily as a result of the discontinuance of recording any interest expense on the Notes which had been classified as "liabilities subject to compromise". The Company also terminated both its Prepetition debt and its swap contract on $114.7 million of the Prepetition debt and realized a gain of $2.5 million which is shown as a reduction of interest expense.

For the year 2000, management has determined that it is not likely to receive a tax benefit or incur any tax cost under its tax sharing agreement with Koch Industries and thus has recorded no tax benefit or expense. The Company's effective income tax rate differed from the statutory rate in 1999 due to amortization of goodwill not being allowed as a tax deduction.

The extraordinary gain on extinguishment of debt represents the amount of unsecured liabilities of the Debtor, as reflected on its balance sheet as of the Petition Date, whose holders of such claims will be issued common stock of the Company in full satisfaction of such liability. The total of such liabilities less the reduction in tax basis of the Company's assets as a result of the debt extinguishment, at the applicable tax rate, less the value of new common stock issued to claim holders resulted in a net gain of $159.4 million.

The income on the revaluation of the Company's assets and liabilities pursuant to the adoption of "fresh-start" reporting totaled $2.5 million. It represents the Company's best estimate of the reorganization value of the Company immediately after the Effective Date in excess of the net value of the Company's assets after the consummation of the Plan, including the extinguishment of debt.

Six months Ended June 30, 2000 Compared to Six months Ended June 30, 1999

Due to overall lower commodity prices and a decrease in tons sold, net sales decreased 5.2% from the 1999 period. Gross profit was $85.4 million for the six months ended June 30, 2000 compared to $84.6 million for the six months ended June 30, 1999. Overall volume for the six months ended June 30, 2000 was 1.9 million tons compared to 2.1 million tons for the comparable 1999 period, a decrease of 8.8%. Average IOIC per ton was $67.60, a 4.2% increase from the six-month period ended June 30, 1999 due primarily to a shift in product mix to higher margin products.

Beef cattle volume increased 3.5% over the 1999 period due to increased volume in the gross cattle business resulting primarily from weather conditions. Dairy cattle tons decreased 7.6% from the prior year due to low milk prices and lower commodity prices. Hog volume decreased 23.3% from the prior year due to the depressed market conditions and the resulting loss from market consolidation. Horse volume increased 5.2% over the 1999 period. The Company has had continued success in growing this business by aggressive marketing and promotion of product lines. Laying chicken and meatbird volume decreased 56.3% from 1999 which can be attributed to the loss of a major customer in the third quarter of 1999. Specialty and other volume decreased 1.2% over the 1999 period.

Cost of products sold decreased $23.7 million, or 6.7% from the comparable 1999 period, due primarily to the $18.2 million decrease in ingredient costs. Net losses from the hog program also decreased $5.4 million due to increases in hog market prices. Manufacturing expenses remained consistent with the amount for the comparable 1999 period.

Marketing, distribution and advertising costs decreased $3.0 million due primarily to a decrease in sales volume and reduction of sales personnel. General and administrative expenses decreased $6.5 million from the 1999 period due to a decrease in relocation costs of $1.2 million and reduced bad debt expense of approximately $4.6 million. Additionally, a decrease of $0.7 million in administrative costs occurred due to consolidation of various functions such as accounting and credit as a result of the implementation of the new accounting system.

Intangible amortization expense increased due to management's evaluation that an impairment of the intangible assets had occurred in 1999. In addition to recording a loss provision in 1999, effective January 1, 2000 goodwill is being amortized over five years on a straight line basis. Through December 31, 1999 goodwill was being amortized over 40 years.

Research and development costs decreased slightly compared with the 1999 period. Other (income) expense, net for the six months ended June 30, 2000, relates to service fees for swine and dairy management, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other (income) expense for the six months ended June 30, 2000 includes proceeds in excess of $20.0 million received in settlement of claims for excess charges of vitamin purchases in prior years. Additionally, the Company recorded a gain of $3.3 million from the sale of its headquarters building.

Restructuring expenses for the six months ending June 30, 2000 include $13.8 million in advisory and financing fees incurred in connection with the Reorganization Cases. Additionally, $4.6 million was incurred for severance and moving costs and $6.5 million for compensation expense in connection with the Key Employee Retention Plan.

Interest expense for the six months ended June 30, 2000 decreased $16.2 million from the 1999 period primarily as a result of the discontinuance of recording any interest expense on the Notes which had been classified as "liabilities subject to compromise". The Company also terminated both its Prepetition debt and its swap contract on $114.7 million of the Prepetition debt and realized a gain of $2.5 million which is shown as a reduction of interest expense.

For the first six months of the year 2000, management has determined that it is not likely to receive a tax benefit or incur any tax cost under its tax sharing agreement with Koch Industries and thus has recorded no tax benefit or expense. The Company's effective income tax rate differed from the statutory rate in 1999 due to amortization of goodwill not being allowed as a tax deduction.

The extraordinary gain on extinguishment of debt represents the amount of unsecured liabilities of the Debtor, as reflected on its balance sheet as of the Petition Date, whose holders of such claims will be issued new common stock of the Company in full satisfaction of such liabilities. The total of such liabilities less the reduction in tax basis of the Company's assets as a result of the debt extinguishment, at the applicable tax rate, less the value of the new common stock issued to claim holders resulted in a net gain of $159.4 million.

The income on the revaluation of the Company's assets and liabilities pursuant to the adoption of "fresh-start" reporting totaled $2.5 million. This represents the Company's best estimate of the reorganization value of the Company immediately after the Effective Date in excess of the net value of the Company's assets after the consummation of the Plan, including the extinguishment of debt.

SEASONALITY

The Company's results of operations are seasonal, with a higher percentage of volume and earnings being generated during the fourth and first quarters of the year. This seasonality is driven largely by weather conditions affecting the Company's beef cattle products. If the weather is particularly warm during the winter, sales of feed for beef cattle may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect the Company's overall quarter-by-quarter results of operations. The seasonality of the Company's businesses may have a material adverse affect on the results of operations achieved by the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, net cash provided by operating activities was $27.0 million compared to net cash used in operating activities of $49.3 million during the same period in 1999. The increase in net cash provided from the prior period results primarily from the net change in working capital and an increase in profitability of $28.0 million. As a result of the Reorganization Cases, the Company's current liabilities, including trade payables and payables to affiliates for ingredients, at December 31, 1999, were substantially lower than such amounts at December 31, 1998. Accordingly, the Company had a slight increase in working capital during the first six months of 2000 compared to the significant decrease which occurred during the comparable 1999 period.

Net cash provided by investing activities was $10.9 million for the first six months of 2000 compared to net cash used of $12.1 million for the six month period ended June 30, 1999. The increase is due to the proceeds received from the headquarters building sale of approximately $14.9 million and a decrease in capital expenditures of $1.5 million.

Net cash used in financing activities in 2000 includes repayment on the Prepetition Revolving Credit Facility of $87.5 million and the repayment of Prepetition Term Loans of $15.5 million, offset by the receipt of $60.0 million from Koch Industries related to the negotiated settlement as provided in the Plan. Net cash provided by financing activities in 1999 includes borrowings under the Prepetition Revolving Credit Facility of $35.0 million less the repayment of term loans of $3.4 million.

At June 30, 2000, the Company had $43.2 million in cash and cash equivalents on hand with $35.6 million available for borrowing under the Company's Revolving Credit Facility. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility. The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, may be affected by cash requirements for debt service. The Credit Agreement contains restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. Additionally, the Company is required to provide to the banks monthly financial reports as to the results of its operations. The Credit Agreement also requires the Company to make mandatory repayments of the Term Loan in amounts equal to 80% of Excess Cash Flow (as defined). The first such payment is due March 2001.

The Company expects that capital expenditures during fiscal year 2000 will be approximately $25.0 million to $30.0 million which includes $2.3 million related to new or improved manufacturing systems at facilities where horse products are manufactured, to maintain such systems as ionophore free. The Company's actual capital expenditures for the six months ended June 30, 2000 were $8.6 million. The Company may from time to time be required to make additional capital expenditures in connection with the execution of its business strategies.

The Company will incur substantially lower interest expense in the future as a result of the lower level of debt. Management believes that cash flow from operations and availability under the Revolving Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance its indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize these items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 becomes effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

FORWARD-LOOKING STATEMENTS

Information included in this Report on Form 10Q may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. These forward-looking statements are based on our current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied in these statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: Bankruptcy Court actions or proceedings related to the bankruptcy, general economic conditions including inflation, consumer debt levels, trade restrictions and interest rate fluctuations; competitive factors including pricing pressures, technological developments and products offered by competitors; inventory risks due to changes in market demand or the Company's business strategies; and changes in effective tax rates.

Additional risk factors are described from time to time in our filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK

Under the Company's Credit Agreement the Term Loan bears interest at floating rates which are, at the Company's option, based either upon bank prime or Eurodollar rates. The Company primarily pays interest based on the Eurodollar rate. As a result, the Company is subject to interest rate risk. The following table provides information about the Company's Term Loan that is subject to interest rate risk. For the Term Loan, the table presents principal cash flows and applicable interest rates by expected maturity dates.


(Dollars in millions)

                                                                  FAIR MARKET
                                                                   VALUE AT
                        2000(1)  2001    2002    2003    TOTAL   JUNE 30, 2000
                        -------  ----    ----    ----    -----   -------------
Variable rate
term debt
including current
portion:
   Tranche A           $  --     $ 8.0  $ 17.0   $150.0  $ 175.0  $ 175.0
   Interest rate (2)



(1)  No payments are due for the remainder of 2000
(2) Alternative base rate plus 1.75% (11.25% at June 30, 2000). On July 5, 2000 the Company converted the entire Term Loan to Eurodollar rates. Such interest rate is Eurodollar plus 2.75%, or 9.39% at July 5, 2000.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
---------------- -------------------------------------------------------- -----------------------------------

    2(a)         Second Amended Joint Plan of Reorganization of Purina    Filed as Exhibit 2(a) to the
                 Mills, Inc., PM Holdings Corporation and its             General Form for Registration on
                 Subsidiaries, dated February 22, 2000                    Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    2(b)         Form of Agreement and Plan of Merger among Koch          Filed as Exhibit 2(b) to the
                 Agriculture Company, PM Holdings Corporation and         General Form for Registration on
                 Purina Mills, Inc.                                       Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    3(a)         Amended and Restated Certificate of Incorporation of     Filed as Exhibit 3(a) to the
                 Purina Mills, Inc.                                       General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    3(b)         Amended and Restated By-Laws of Purina Mills, Inc.       Filed as Exhibit 3(b) to the
                                                                          General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    4(a)         Form of  Stock Certificate for Common Stock              Filed as Exhibit 4(a) to the
                                                                          General Form for Registration on
                                                                          Form 10/A, Amendment No. 1 of
                                                                          Purina Mills, Inc., Registration
                                                                          No. 033-66606 and incorporated
                                                                          herein by reference

    4(b)         Form of  Registration Rights Agreement among Purina      Filed as Exhibit 4(b) to the
                 Mills, Inc. and certain holders of Common Stock          General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    4(c)         Form of  Rights Agreement between Purina Mills, Inc.     Filed as Exhibit 4(c) to the
                 and the Rights Agent thereunder.                         General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference


    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
---------------- -------------------------------------------------------- -----------------------------------

    4(d) *       Form of Convertible Promissory Note between Purina
                 Mills, Inc. and Houlihan Lokey Howard & Zukin Capital

    4(e) *       Form of Convertible Promissory Note between Purina
                 Mills, Inc. and Chanin Capital Partners

    4(f) *       Credit Agreement dated, as of June 28,2000 among
                 Purina Mills, Inc. and certain of its lenders

    4(g) *       Form of Term Note, dated as of June 28, 2000, made by
                 Purina Mills, Inc.

    4(h)         Form of Lockup Agreement in respect of Common Stock      Filed as Exhibit 4(i) to the
                 issued under key employee retention program              General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(a)         Form of Tax Sharing Agreement by and among Koch          Filed as Exhibit 10(a) to the
                 Industries, Inc. and PM Holdings Corporation et al.      General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(b)         Form of Koch Indemnity Agreement by and among Purina     Filed as Exhibit 10(b) to the
                 Mills, Inc., Koch Industries, Inc. Koch Agriculture,     General Form for Registration on
                 et al.                                                   Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(c)         Form of Director and Officer Indemnification Agreement   Filed as Exhibit 10(c) to the
                 for Purina Mills, Inc.                                   General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(d)         Form of Senior Executive Officer Employment Agreement    Filed as Exhibit 10(d) to the
                 for Purina Mills, Inc.                                   General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(e)         Equity Incentive Plan                                    Filed as Exhibit 10(e) to the
                                                                          General Form for Registration on
                                                                          Form 10/A, Amendment No. 1 of
                                                                          Purina Mills, Inc., Registration
                                                                          No. 033-66606 and incorporated
                                                                          herein by reference


    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
---------------- -------------------------------------------------------- -----------------------------------

   10(f)         License Agreement, dated as of October 1, 1986 between   Filed as Exhibit 10(f) to the
                 Ralston Purina Company and Purina Mills, Inc.            General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(g)         Form of Merger Escrow Agreement by and among Koch        Filed as Exhibit 10(g) to the
                 Agriculture, Purina Mills, Inc. and Escrow Agent         General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    27.1 *       Financial Data Schedule

--------------------

*    Filed herewith

(b) Reports on Form 8-K: During the three months ended June 30, 2000, the Company filed a Report on Form 8-K dated June 30, 2000 in response to Item 5-Other Events. The Form 8-K included a press release reporting the effectiveness of the Second Amended Joint Plan of Reorganization of Purina Mills, Inc., its Parent Corporation and its Debtors Subsidiaries, dated February 22, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PURINA MILLS, INC.



Date:  August 14, 2000                    /S/DEL G. MEINZ
                                          ---------------
                                          Del G. Meinz
                                          Chief Accounting Officer

                                  EXHIBIT INDEX



    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
---------------- -------------------------------------------------------- -----------------------------------

    2(a)         Second Amended Joint Plan of Reorganization of Purina    Filed as Exhibit 2(a) to the
                 Mills, Inc. PM Holdings Corporation and its              General Form for Registration on
                 Subsidiaries, dated February 22, 2000                    Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    2(b)         Form of Agreement and Plan of Merger among Koch          Filed as Exhibit 2(b) to the
                 Agriculture Company, PM Holdings Corporation and         General Form for Registration on
                 Purina Mills, Inc.                                       Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    3(a)         Amended and Restated Certificate of Incorporation of     Filed as Exhibit 3(a) to the
                 Purina Mills, Inc.                                       General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    3(b)         Amended and Restated By-Laws of Purina Mills, Inc.       Filed as Exhibit 3(b) to the
                                                                          General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    4(a)         Form of Stock Certificate for Common Stock               Filed as Exhibit 4(a) to the
                                                                          General Form for Registration on
                                                                          Form 10/A, Amendment No. 1 of
                                                                          Purina Mills, Inc., Registration
                                                                          No. 033-66606 and incorporated
                                                                          herein by reference

    4(b)         Form of Registration Rights Agreement among Purina       Filed as Exhibit 4(b) to the
                 Mills, Inc. and certain holders of Common Stock          General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    4(c)         Form of Rights Agreement between Purina Mills, Inc.      Filed as Exhibit 4(c) to the
                 and the Rights Agent thereunder.                         General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    4(d) *       Form of Convertible Promissory Note between Purina
                 Mills, Inc. and Houlihan Lokey Howard & Zukin Capital


    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
---------------- -------------------------------------------------------- -----------------------------------

    4(e) *       Form of Convertible Promissory Note between Purina
                 Mills, Inc. and Chanin Capital Partners

    4(f) *       Credit Agreement, dated as of June 28, 2000 among
                 Purina Mills, Inc. and certain of its lenders

    4(g) *       Form of Term Note, dated as of June 28, 2000, made by
                 Purina Mills, Inc.

    4(h)         Form of Lockup Agreement in respect of Common Stock      Filed as Exhibit 4(i) to the
                 issued under key employee retention program              General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(a)         Form of Tax Sharing Agreement by and among Koch          Filed as Exhibit 10(a) to the
                 Industries, Inc. and PM Holdings Corporation et al.      General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(b)         Form of Koch Indemnity Agreement by and among Purina     Filed as Exhibit 10(b) to the
                 Mills, Inc., Koch Industries, Inc. Koch Agriculture,     General Form for Registration on
                 et al.                                                   Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(c)         Form of Director and Officer Indemnification Agreement   Filed as Exhibit 10(c) to the
                 for Purina Mills, Inc.                                   General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(d)         Form of Senior Executive Officer Employment Agreement    Filed as Exhibit 10(d) to the
                 for Purina Mills, Inc.                                   General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

   10(e)         Equity Incentive Plan                                    Filed as Exhibit 10(e) to the
                                                                          General Form for Registration on
                                                                          Form 10/A, Amendment No. 1 of
                                                                          Purina Mills, Inc., Registration
                                                                          No. 033-66606 and incorporated
                                                                          herein by reference

   10(f)         License Agreement, dated as of October 1, 1986 between   Filed as Exhibit 10(f) to the
                 Ralston Purina Company and Purina Mills, Inc.            General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference


    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
---------------- -------------------------------------------------------- -----------------------------------

   10(g)         Form of Merger Escrow Agreement by and among Koch        Filed as Exhibit 10(g) to the
                 Agriculture Purina Mills, Inc. and Escrow Agent          General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    27.1 *       Financial Data Schedule

-------------

*    Filed herewith