Form 10-Q
period 2000-09-30
PURINA MILLS INC/
filed 2000-11-13
CIK 909987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                             Yes...X.... No........



                               Page 1 of 33 pages

                               PURINA MILLS, INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                            Ended September 30, 2000

                                                                                                 Page
                                                                                                 ----
PART I            FINANCIAL INFORMATION
------            ---------------------

Item 1.           Financial Statements (Unaudited)

                    Consolidated Balance Sheets at September 30, 2000
                    and December 31, 1999                                                           3

                    Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999, the three months ended
                    September 30, 2000, the six months ended June 30, 2000 and
                    the nine months ended September 30, 1999                                        5

                    Consolidated Statements of Cash Flows for the three months ended September 30, 2000, the six months ended June 30, 2000
                    and the nine months ended September 30, 1999                                    6

                    Notes to Consolidated Financial Statements                                      7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                    16

Item 3.           Quantitative and Qualitative Disclosure about
                  Market Risk                                                                      26

PART II           OTHER INFORMATION
-------           -----------------

Item 6.           Exhibits and Reports on Form 8-K                                                 27


SIGNATURE                                                                                          30

PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          POST-EMERGENCE             PRE-EMERGENCE
                                                         ------------------        ---------------------
                                                                                   DECEMBER 31, 1999
                                                                                   (DERIVED FROM AUDITED
                                                         SEPTEMBER 30, 2000        FINANCIAL STATEMENTS)
                                                         ------------------        ---------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $ 24,444                    $ 48,094
Accounts receivable, net                                        28,463                      38,817
Inventories                                                     49,944                      58,869
Prepaid expenses and other current assets                        7,164                       7,758
Deferred income taxes                                           14,443                        --
                                                         -----------------------------------------------
TOTAL CURRENT ASSETS                                           124,458                     153,538

Property, plant and equipment, net                             204,661                     235,378
Intangible assets, net                                          41,961                     155,000
Reorganization value in excess of amounts allocable to
     identifiable assets, net                                  101,368                        --
Notes receivable                                                 2,762                       8,147
Deferred financing costs, net                                     --                        10,107
Other assets                                                    27,727                      26,845
                                                         -----------------------------------------------
TOTAL ASSETS                                                  $502,937                    $589,015
                                                         ===============================================


                                                                                 POST-EMERGENCE               PRE-EMERGENCE
                                                                                 --------------               -------------
                                                                                                            DECEMBER 31, 1999
                                                                                                          (DERIVED FROM AUDITED
                                                                               SEPTEMBER 30, 2000         FINANCIAL STATEMENTS)
                                                                               ------------------         ---------------------
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                                $      35,738                $        32,759
Customer advance payments                                                               1,593                         10,809
Accrued expenses                                                                       35,217                         31,769
Interest payable                                                                        1,160                             --
Current  portion of long-term  debt and bank  borrowings  under  revolving
     credit facility                                                                       --                        278,031
                                                                               ------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              73,708                        353,368

Deferred income taxes                                                                  64,290                             --
Retirement obligations                                                                 24,352                         25,730
Accrued post-retirement benefit costs                                                      --                            150
Other liabilities                                                                       2,138                          6,069
Liabilities subject to compromise                                                          --                        419,500
Long-term debt                                                                        156,137                             --

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value: 5,000,000 shares authorized, none
     issued or outstanding                                                                 --                             --
Common stock, $0.01 par value: 20,000,000 authorized, 10,000,000 issued, or to be issued at  September 30, 2000 and 1,000 shares authorized, issued and outstanding at December 31, 1999
                                                                                          100                              1
Additional paid-in capital                                                            184,900                        109,499
Retained deficit                                                                       (2,688)                      (323,956)
Accumulated other comprehensive loss                                                       --                         (1,346)
                                                                               ------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  182,312                       (215,802)
                                                                               ------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                              $     502,937                $       589,015
                                                                                ===============================================

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                         POST-EMERGENCE      PRE-EMERGENCE      POST-EMERGENCE                PRE-EMERGENCE
                                          --------------      -------------      --------------               --------------
                                          THREE MONTHS       THREE MONTHS       THREE MONTHS         SIX MONTHS    NINE MONTHS
                                             ENDED               ENDED              ENDED              ENDED          ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,        JUNE 30,     SEPTEMBER 30,
                                              2000               1999               2000                2000           1999
                                              ----               ----               ----                ----           ----
NET SALES                                 $  194,488        $  203,804           $  194,488          $  414,546      $  641,246

COSTS AND EXPENSES:
Cost of products sold                        153,438           161,525              153,438             329,164         514,404
Marketing, distribution and
     advertising                              21,477            22,276               21,477              43,196          68,499
General and administrative                    11,595            16,219               11,595              26,494          49,194
Amortization of intangibles                    4,456             3,762                4,456              13,575          11,348
Research and development                       1,301             1,454                1,301               2,723           4,457
Provision for plant closings                      --                --                   --                  --          19,665
Restructuring expenses                         1,545             4,564                1,545              24,924           5,117
Other (income) expense, net                     (460)              194                 (460)            (28,449)           (336)
                                         ----------------------------------------------------------------------------------------
                                             193,352           209,994              193,352             411,627         672,348

OPERATING INCOME (LOSS)                        1,136            (6,190)               1,136               2,919         (31,102)
Interest expense - net                         3,711            13,762                3,711               9,759          39,719
                                         ----------------------------------------------------------------------------------------
Loss before income taxes                      (2,575)          (19,952)              (2,575)             (6,840)        (70,821)
Benefit for income taxes                        (688)           (4,893)                (688)                 --         (20,947)
                                         ----------------------------------------------------------------------------------------
Loss before extraordinary item                (1,887)          (15,059)              (1,887)             (6,840)        (49,874)
Extraordinary item-gain on
     extinguishment of debt, net of
     tax                                          --                --                   --             159,359              --
Revaluation of assets and liabilities
     pursuant to the adoption of
     fresh-start reporting                        --                --                   --               2,483              --
                                        =========================================================================================
NET INCOME (LOSS)                         $   (1,887)        $ (15,059)          $   (1,887)         $  155,002      $  (49,874)
                                        =========================================================================================
BASIC AND DILUTED NET LOSS PER COMMON
     SHARE                                $    (0.19)                            $    (0.19)
Weighted average common shares
     outstanding                            10,000,000                            10,000,000

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                POST-EMERGENCE                     PRE-EMERGENCE
                                                                --------------                     -------------
                                                                 THREE MONTHS              SIX MONTHS        NINE MONTHS
                                                                    ENDED                    ENDED              ENDED
                                                               SEPTEMBER 30, 2000         JUNE 30, 2000     SEPTEMBER 30, 1999
                                                               ------------------         -------------     ------------------
OPERATING ACTIVITIES:
Net income (loss)                                               $        (1,887)        $      155,002     $     (49,874)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Gain on extinguishment of debt                                          --               (159,359)                --
     Gain on revaluation pursuant to fresh-start reporting                   --                 (2,483)                --
     Depreciation and amortization                                       11,586                 28,612             34,526
     (Gain) loss on asset disposition                                      (385)                (2,657)               694
     Provision for plant closings                                            --                     --             19,665
     Provision for deferred taxes                                        (2,452)                    --            (20,947)
     Other                                                               (2,809)                 7,858            (42,051)
                                                               ---------------------------------------------------------------
Net cash provided by (used in) operations                        $        4,053          $      26,973     $      (57,987)

INVESTING ACTIVITIES:
Sale of property, plant and equipment                                       --                  15,757                 --
Purchase of property, plant and equipment                                (5,068)                (8,642)           (15,872)
Other                                                                     1,646                  3,739             (1,696)
                                                               ---------------------------------------------------------------
Net cash provided by (used in) investing activities              $       (3,422)         $      10,854     $      (17,568)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                      --                (87,471)            67,471
Repayment of term loans                                                 (19,000)               (15,550)            (3,400)
Capital contribution                                                         --                 60,000                 --
Other                                                                      (338)                   251                (62)
                                                               ---------------------------------------------------------------
Net cash provided by (used in) financing activities              $      (19,338)         $     (42,770)   $        64,009

Decrease in cash and cash equivalents                                   (18,707)                (4,943)           (11,546)
Cash and cash equivalents at beginning of period                         43,151                 48,094             41,446
                                                               ---------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $       24,444          $      43,151     $       29,900
                                                               ===============================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                    $        3,249          $      13,598      $      32,179
     Income taxes                                                           417                    173                565



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

On or about August 15, 2000 the Company made distributions of cash and a partial distribution of new common stock of the Company to holders of claims that had been allowed to that date. As of the Effective Date the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. The Company issued 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program, of which 8,320,332 shares have been distributed and the remaining 1,679,668 shares being held in escrow by the transfer agent. The Company's request to list its stock on the NASDAQ National Market was granted on June 26, 2000.

The Effective Date of the Plan was June 29, 2000. Thus, in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements for the period through the Effective Date. Accordingly, the December 31, 1999 consolidated balance sheet is not comparable to the September 30, 2000 consolidated balance sheet. Operating results subsequent to the Effective Date are comparable to the operating results prior to the Effective Date except for amortization of intangibles, interest expense, restructuring expenses, benefit for income taxes and extraordinary items.

The consolidated balance sheet at September 30, 2000 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items and the adoption of "fresh-start" reporting (See Note 3), which management considers necessary for a fair presentation. Operating results for fiscal 2000 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000. The consolidated balance sheet at December 31, 1999 was derived from the Company's December 31, 1999 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Although the Company believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, which are included in the registration statement on Form 10/A, Amendment No. 1 filed on May 18, 2000, and Amendment No. 1 to Form S-1 filed on October 11, 2000.

2.    FINANCIAL RESTRUCTURING DEVELOPMENTS

The economic environment in the agricultural industry during 1998, 1999, and early 2000 was a difficult one for many individual producers and companies that participate in the sector. Livestock commodity prices were depressed and reached historic lows in many markets. In addition to the overall economic environment, there is significant competition in all areas of agriculture, including the feed industry.

In connection with the Merger, the Company incurred a significant amount of indebtedness. Therefore, subsequent to the Merger, a significant portion of the Company's cash flow from operations was dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations. The Company's substantial degree of leverage limited its flexibility to adjust to the depressed conditions in the agricultural industry and made it particularly vulnerable to the downturn in the swine market.

As a result of its financial condition during 1999 and its substantial degree of leverage, the Company's ability to finance its working capital requirements and implement its business plan were adversely affected by its cash requirements for debt service. Faced with these events and an inability to service future interest payments on the Notes, the Debtor filed voluntary petitions for relief (the "Reorganization Cases") under Chapter 11 of the U.S. Bankruptcy Code, as amended, with the Bankruptcy Court on the Petition Date. As described in the disclosure statement, a settlement was negotiated between Koch Industries, Inc. ("Koch Industries") and a committee representing holders of Notes ("Noteholders") whereby Koch Industries agreed to make a capital contribution of $60 million to the Company. Such capital contribution was received by the Company on the Effective Date.

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-Possession. These claims are reflected in the December 31, 1999 balance sheet as "liabilities subject to compromise" and consist of the following:




Accounts payable - other                                         $     13,764
Accounts payable - affiliate                                           30,215
Accrued expenses                                                        2,379
Interest payable on Senior Subordinated
   Notes due 2010                                                      19,600
Retirement obligations                                                  3,212
Other liabilities                                                         330
Senior Subordinated Notes due 2010                                    350,000
                                                              ------------------
                                                                 $    419,500
                                                              ------------------


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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fresh-Start Reporting: As of June 30, 2000, the Company adopted "fresh-start" reporting in accordance with SOP 90-7. In adopting fresh-start reporting, the Company with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the net assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including the Company's historical financial performance, its fiscal 2000 budget, publicly available data of companies whose operations are generally comparable to the operations of the Company and economic and industry data trends.

The adjustments to reflect the consummation of the Plan, including the gain on extinguishment of debt related to pre-petition liabilities and the adjustment to record assets and liabilities at their fair values (including the establishment of reorganization value in excess of amounts allocable to identifiable assets), have been reflected in the consolidated financial statements as of the Effective Date. As a result of such adjustments, $330.0 million of retained deficit was eliminated.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are carried at equity.

Intangible Assets (including Goodwill): Intangible assets at September 30, 2000 represent the Company's estimate of the value of such assets at the Effective Date, in accordance with the principles of SOP 90-7, less amortization since the Effective Date. The intangible assets will be amortized over their estimated period of related benefit of one to ten years. Intangible assets, at December 31, 1999, represent the excess of cost over the net tangible assets of the business at the time of acquisition and were amortized over the estimated period of related benefit.

Management periodically has and will continue to review the value of its intangible assets to determine if an impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets: As a result of adopting "fresh-start" reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $104.0 million as of the Effective Date. This intangible asset is being amortized on a straight-line basis over a ten-year period.

Income Taxes: Deferred income taxes are recognized for the effect of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities plus operating loss carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. In connection with "fresh-start" reporting the Company recorded a net $52.3 million deferred tax liability for the effect of temporary differences between the financial reporting and tax bases of its assets and liabilities

The Company was part of a tax sharing agreement with Koch Industries effective as of the date of the Merger through June 29, 2000. The agreement provided that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes were utilized by another member of the group, such member would reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provisions for all periods after March 12, 1998 through June 29, 2000 were computed on this basis. The results of operations of the Company after March 12, 1998 through June 29, 2000 have been or will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries. The result of operations commencing June 30, 2000 will be included in the consolidated return of the Company and its subsidiaries.

Revenue Recognition: Net sales are generally recognized when products are shipped. Allowances for customer discounts are recorded when revenues are recognized.

Reclassifications: Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at September 30, 2000 and the nine month period then ended.

4.       RESTRUCTURING EXPENSES

During the period commencing June, 1999 through September 30, 2000, the Company incurred significant advisory fees and expenses in connection with the Reorganization Cases. Additionally, the Company incurred severance and moving and compensation expense in connection with the Company's Key Employee Retention Plan for the same. A summary of such expenses is as follows (in thousands):


                          POST-EMERGENCE  PRE-EMERGENCE     POST-EMERGENCE          PRE-EMERGENCE
                          --------------  -------------     --------------          -------------
                           THREE MONTHS   THREE MONTHS      THREE MONTHS      SIX MONTHS   NINE MONTHS
                              ENDED         ENDED              ENDED            ENDED          ENDED
                           SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,      JUNE 30,     SEPTEMBER 30,
                              2000           1999              2000             2000           1999
                              ----           ----              ----             ----           ----
Advisory Fees               $ 1,034        $ 2,056           $ 1,034           $13,888        $ 2,056
Severance Costs                  --          2,508                --             3,511          3,061
Moving Costs                     --             --                --             1,045             --
Compensation Expense            511             --               511             6,480             --
                           -------------------------------------------------------------------------------
                            $ 1,545        $ 4,564           $ 1,545           $24,924        $ 5,117
                           ===============================================================================

5.       INVENTORIES

Inventories consist of the following (in thousands):

                                           SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                           ------------------        -----------------

Raw materials                             $          31,415            $        37,577
Finished goods                                       10,477                     11,411
Animals                                               8,052                      9,881
                                          --------------------------------------------
       Total                              $          49,944            $        58,869
                                          ============================================


6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):


                                           SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                           ------------------           -----------------
Land                                       $           10,808              $       13,362
Buildings                                              61,046                      86,332
Machinery and equipment                               124,435                     180,769
Construction in progress                               15,526                       7,359
                                           ----------------------------------------------
                                                      211,815                     287,822
Accumulated depreciation                              (7,154)                    (52,444)
                                           ----------------------------------------------
       Total                               $          204,661              $      235,378
                                           ==============================================


In connection with the adoption of "fresh-start" reporting, the Company was required to adjust property, plant and equipment to its fair value. Based on the Company's estimate of the fair value of such assets at the Effective Date, an adjustment was made to decrease the net value of property, plant and equipment by approximately $ 11.9 million with no material change in the remaining useful lives.

During the nine month period ended September 30, 1999, the Company made the decision to discontinue manufacturing operations at five of its facilities. Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds estimated fair value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and a write-off of $5.0 million for related goodwill were also recorded.

7.       INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                           SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                           ------------------          -----------------
Distribution network                       $         24,000               $        40,000
Patents                                               6,298                        15,000
Covenant not to compete                                  --                         2,083
Goodwill                                                 --                       262,728
Other intangibles                                    13,520                        31,539
                                           ------------------------------------------------
                                                     43,818                       351,350
Accumulated amortization                             (1,857)                    (196,350)
                                           ------------------------------------------------
       Total                               $         41,961               $       155,000
                                           ================================================

Intangible assets at September 30, 2000 represent the Company's estimate of the value of such assets at the Effective Date, in accordance with the principles of SOP 90-7, and are being amortized over their estimated period of related benefit of one to ten years.

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

8.       DEBT

Debt consists of the following (in thousands):
[CAPTION]

                                           SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                           ------------------           -----------------
Term loan                                    $       156,000            $      190,550
Senior subordinated notes due 2010                        --                   350,000
Revolving credit facility                                 --                    87,471
Other                                                    137                        10
                                             ---------------------------------------------
       Total                                 $       156,137            $      628,031
                                             =============================================

The foregoing debt is classified as follows in the December 31, 1999 consolidated balance sheet (in thousands):

Current portion of long-term debt and
     bank borrowings under revolving credit facility       $    278,031
Liabilities subject to compromise                               350,000
                                                           ---------------
       Total                                               $    628,031
                                                           ===============

Credit Facility: In connection with the consummation of the Plan, Purina Mills entered into a new credit agreement ("the Credit Agreement") which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate of $175.0 million Tranche A Term Loan with a maturity date of December 31, 2003 ("the Term Loan") and (ii) a $50.0 million Revolving Credit Facility with a maturity date of December 31, 2002, with a $30.0 million sub-limit for letters of credit, which is available to finance the Company's ongoing working capital requirements. The proceeds of the Term Loan were borrowed in full on June 29, 2000, to repay the prepetition debt, and $10.3 million of the Revolving Credit Facility has been used for the issuance of letters of credit for ordinary course business purposes of the Company and it subsidiaries at September 30, 2000. No borrowings have been made under the Revolving Credit Facility. The Company is charged an annual fee of 0.5% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of 2.75% per annum on the daily average amount available for drawing under any letter of credit. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings based on Eurodollar rates plus 2.75% were 9.38% at September 30, 2000.

On September 22, 2000, the Company entered into a swap contract on $100.0 million of the Term Loan, pursuant to requirements in the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate.

During the three month period ended September 30, 2000, the Company voluntarily repaid $19.0 million of its Term Loan. As a result of such repayment, the annual amortization schedule of the Term Loan outstanding on September 30, 2000 is $6.0 million in 2002, and $150.0 million in 2003. The 2003 amount includes a payment of $135.0 million on the Term Loan maturity date of December 31, 2003. The Company is also required to make mandatory repayments of the Term Loan in amounts equal to 80% of Excess Cash Flow, as defined in the Credit Agreement. The first such payment is scheduled to be paid March 2001, however, the Company does not anticipate any additional payment to be due as a result of its voluntary prepayment of $19.0 million in the third quarter of 2000. Additionally, the Company is generally required to make mandatory repayments of amounts received on the sale of assets unless reinvested within specific time periods. Any repayments under the Term Loan are not available for future re-borrowings.

Covenants: The Credit Agreement contains restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends.

The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial convenants and tests. The Company was in compliance with its debt covenants at September 30, 2000.

Substantially all wholly-owned subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement. Borrowings under the Credit Agreement are also secured by a first priority lien on substantially all assets of the Company and its subsidiaries.

9.    COMMON STOCK

Pursuant to the Plan, the Company issued 9,910,000 shares of common stock to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program. As of September 30, 2000, the Company had distributed 8,320,332 shares with the remaining 1,679,668 shares held in escrow by Wells Fargo Minnesota Bank, N.A., the transfer agent. The remaining shares will be distributed to holders of unsecured claims as all such claims are finalized in accordance with the Plan. All shares of the Company's common stock outstanding prior to the Plan's effective date were cancelled.

On May 17, 2000, the Board of Directors adopted the Purina Mills, Inc. Equity Incentive Plan (the "Option Plan"). The Option Plan provides for the issuance of stock options on 1.0 million shares of common stock to key employees at an exercise price of $18.50 to $27.75 per share. As of September 30, 2000, options totaling 912,858 shares had been granted.

10.    NET LOSS PER COMMON SHARE

The computation of diluted net loss per share for the three month period ended September 30, 2000 was antidilutive; therefore, the amounts for basic and diluted loss per share are the same. Earnings or loss per share of Common Stock for all periods through June 30, 2000 are not shown as the Company stock was not traded in a public market before such date when the Company was a wholly owned subsidiary of Koch Agriculture.

11.   CONCENTRATION OF CREDIT RISK AND LOAN GUARANTEES

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. A substantial portion of the Company's sales are to companies or individuals in agriculture-related businesses, with approximately 13% of its sales volume being feed for hogs. Hog producers experienced severely depressed market prices in 1998 and 1999 and the Company has outstanding trade receivables, loans and loan guarantees relating to customers in the hog industry.

Loan Guarantees: The Company had provided a guarantee of up to $11.5 million to an entity formed in 1995 to provide funding for the growth, consolidation and expansion of the Company's network of independently-owned dealers and producers. The Company recorded a loss reserve for the entire amount of the guarantee in 1998. At December 31, 1999, the Company had funded $6.7 million on the guarantee and issued a letter of credit for $3.3 million to secure a portion of the unfunded guarantee. On July 21, 2000 the Company reached a global settlement agreement which provided that the Company fund another $1.6 million of the guarantee, the $3.3 million letter of credit was cancelled and the Company has been relieved of any other further obligations to this entity.

Loan guarantees are also made to banks to assist the Company's customers in obtaining bank loans for working capital, lines of credit, and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $3.5 million and $6.3 million at September 30, 2000 and December 31, 1999, respectively, under these types of arrangements. The maturity dates of these guarantees extend through May 2008 with the majority of the guarantees maturing prior to 2003.

Swine Purchase Commitments and Swine Operations: To capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at September 30, 2000, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire 0.1 million feeders over the next eight years. Approximately 8% of these commitments are at fixed prices whereas the other 92% vary based on current or published futures prices. The net purchase commitment of 0.1 million feeders represents gross commitments during the period for the Company to purchase approximately 3.7 million feeders less
3.6 million feeders which are under contract to be sold to third parties.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 1.0 million feeders over the next ten years. As hog producers experience volatile market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At September 30, 2000 and December 31, 1999, the Company had $7.5 million and $8.6 million, respectively, in hog inventory.

Based on published market prices at September 30, 2000, the Company's net commitment to purchase the 0.1 million feeders totals approximately $4.1 million. This is a decrease of $12.9 million from such amount at December 31, 1999. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company leased facilities, or contract with independent producers to feed the pigs. Based on contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 2000 loss associated with its swine exposure will range between $4.5 million and $6.5 million. The Company recorded a loss of $13.0 million during the nine months ended September 30, 1999 and a loss of $2.0 million and $2.6 million, respectively during the three month period ended September 30, 2000 and the six month period ended June 30, 2000. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have adverse impacts on operations, cash flows and liquidity.

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background

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

Overview of Business

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

The economic environment in the agricultural industry during 1998, 1999 and early 2000 has been a difficult time for many individual producers and companies that participate in the sector. Livestock commodity prices have been depressed and reached historic lows in many markets. In addition to the overall economic environment, there is significant continuing competition in all areas of agriculture, including the feed industry. Competition in the industry has caused the Company and some of its competitors to develop market and production risk arrangements for their customers to promote sales. The Company has entered into several production and marketing joint venture arrangements with its animal production customers, especially in the swine sector, in order to facilitate additional feed sales.

Additionally, to capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at September 30, 2000, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 0.1 million feeders over the next eight years. Approximately 8% of these commitments are at fixed prices whereas the other 92% vary based on current or published futures prices. The net purchase commitment of 0.1 million feeders represents gross commitments during such period for approximately 3.6 million feeders less 3.5 million feeders which have contractually been sold. These contractual sales are subject to the credit worthiness of the third parties.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 1.0 million feeders over the next ten years. As hog producers have experienced severely depressed market prices for their end products in the past two years, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At September 30, 2000, and December 31, 1999, the Company had $7.5 million and $8.6 million, respectively, in hog inventory.

Based on published market prices at September 30, 2000, the Company's net commitment to purchase the 0.1 million feeders totals approximately $4.1 million. This is a decrease of $12.9 million from such amount at December 31, 1999. Upon receipt of the feeders, the Company can either sell them at current market prices, feed the pigs at its owned or leased facilities, or contract with independent producers to feed the pigs. Based on contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company's loss in 2000 associated with its swine exposure is estimated to be approximately $5.0 - 6.5 million. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have an adverse impact on earnings, cash flows and liquidity.

During 1999 the Company focused on managing and mitigating the impact of the significant decline in hog prices on its performance. With the price of hogs having increased moderately from December 1998, which was the lowest price in nearly forty years, and through the efforts of management, the Company mitigated some of its swine exposure in an effort to reduce the negative implications on future earnings, cash flow and liquidity. In April 1999, the Company locked in a margin on market hogs to be marketed during the remainder of 1999 by entering into futures contracts for market hogs and the major feed ingredients to grow the hogs. This action resulted in limiting the risk of any market decline for the remainder of the year on these hogs, but also limited the potential for gain if market prices significantly increased. The Company has locked in a majority, but not all, margin for hogs to be marketed in 2000 and the first quarter of 2001 and, as such, the Company is subject to risk of fluctuations in the price of market hogs, which could have an impact on results of operations and liquidity.

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

From June 1999 through September 30, 2000, the Company incurred $44.6 million in restructuring costs, including $1.5 million during the three month period ended September 30, 2000. These expenses included advisory and financing fees incurred in connection with the Reorganization Cases, moving costs to centralize certain administrative functions and relocate commodity purchasing personnel from Koch Agriculture, severance costs in connection with restructuring to reduce future administrative costs, costs to re-establish the Company's payroll and benefits programs and compensation expense under the Key Employee Retention Plan. The Company anticipates that its remaining costs will approximate $3.0 million, primarily related to its remaining obligations under the Key Employee Retention Plan.

The following discussion compares the results of operations for the three and nine month periods ended September 30, 2000 to the comparable three and nine month periods ended September 30, 1999. As a result of adoption of "fresh-start" reporting, the financial statements for periods prior to June 29, 2000 are prepared on a different basis of accounting and are not comparable to the financial statements for periods prior to June 29,2000, primarily with respect to the amortization of intangibles, interest expense, benefits for income taxes and extraordinary items. To facilitate an understanding of the Company's operating performance, the following discussion is presented on a traditional comparative basis for all periods, with specific explanation provided for changes in results of operations due to the effects of "fresh-start" reporting.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Due to overall lower commodity prices and a decrease in tons sold, net sales decreased 4.6% from the 1999 period. Gross profit was $41.1 million for the three months ended September 30, 2000 compared to $42.3 million for the three months ended September 30, 1999 due primarily to the decrease in volume. Overall volume was 0.9 million tons during the third quarter of 2000, a 7.1% decrease from the 1999 period. Average IOIC per ton was $70.21, a 3.0% increase from the three-month period ended September 30, 1999 due primarily to a shift in product mix to higher margin products.

Beef cattle volume increased 2.7% over the 1999 period as sales volume in the grass cattle business was favorably affected by weather as well as strong cattle economics. Dairy cattle volume decreased 6.5% from the prior year due to lower feeding rates caused by low milk prices. Hog volume decreased 19.6% from the prior year due to the loss of customers from market consolidation. Horse volume increased slightly, 2.4% over the 1999 period. Laying chicken and meatbird volume decreased 46.4% from 1999 reflecting the loss of a major customer in the third quarter of 1999. Specialty and other volume decreased 2.7% from the prior 1999 period.

Cost of products sold decreased $8.1 million, or 5.0% from the comparable 1999 period, due primarily to the $7.0 million decrease in ingredient costs. Net losses from the hog program also decreased $1.5 million due to increases in hog market prices. Manufacturing expenses approximated the amount for the comparable 1999 period.

Marketing, distribution and advertising costs decreased $0.8 million due primarily to a decrease in sales volume and reduction of sales personnel. General and administrative expenses decreased $4.6 million from the 1999 period due primarily to a decrease of $0.5 million in relocation costs and reduced bad debt expense of $1.7 million. Additionally, a decrease of $2.4 million in administrative costs was realized due to consolidation of various functions such as credit and accounting.

Intangible amortization expense increased as a result of adopting "fresh-start" reporting. The Company recorded reorganization value in excess of amounts allocable to identifiable assets which is being amortized on a straight-line basis over a ten-year period. Comparatively, in 1999, intangible assets were amortized over longer lives with goodwill being amortized over 40 years.

Restructuring expenses during the third quarter of 2000 includes $1.0 million in advisory and financing fees incurred in connection with the Reorganization Cases. Additionally, $0.5 million of compensation expense in connection with the Key Employee Retention Plan was recorded. Restructuring expenses for the third quarter of 1999 includes $2.1 million in advisory fees and $2.5 million in severance costs related to reductions in the overall workforce.

Other (income) expense, net for the three months ended September 30, 2000 relates to service fees for swine and dairy management, finance income, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other (income) expense, net for the three months ended September 30, 2000 increased primarily due to a decrease in losses from investments in various animal ventures.

As a result of the Reorganization Cases, $350.0 million in prepetition subordinated debt was extinguished. Also, the prepetition bank debt was reduced from approximately $278.0 million to $175.0 million. Accordingly, interest expense for the three months ended September 30, 2000 decreased $10.1 million from the 1999 period due to this significant decrease in outstanding debt.

The Company's effective income tax rate differed from the statutory rate in both 1999 and 2000 due to amortization of goodwill and the amortization of the reorganization value in excess of amounts allocable to identifiable assets not being allowed as a tax deduction.

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

Due to overall lower commodity prices and a decrease in tons sold, net sales decreased 5.0% from the 1999 period. Gross profit was $126.4 million for the nine months ended September 30, 2000 compared to $126.8 million for the nine months ended September 30, 1999. Overall volume for the nine months ended September 30, 2000 was 2.9 million tons compared to 3.1 million tons for the comparable 1999 period, a decrease of 8.3%. Average IOIC per ton was $68.44, a 3.8% increase from the nine-month period ended September 30, 1999 due primarily to a shift in product mix to higher margin products.

Beef cattle volume increased 3.2% over the 1999 period due to increased volume in the grass cattle business resulting primarily from weather conditions. Dairy cattle tons decreased 7.2% from the prior year due to lower feeding rates caused by low milk prices. Hog volume decreased 22.1% from the prior year, reflecting the market consolidation and resulting loss of customers. Horse volume increased 4.3% over the 1999 period. The Company has had continued success in growing this business by aggressive marketing and promotion of product lines. Laying chicken and meatbird volume decreased 53.6% from 1999 which can be primarily attributed to the loss of a major customer in the third quarter of 1999. Specialty and other volume decreased 1.7% over the 1999 period.

Cost of products sold decreased $31.8 million, or 6.2% from the comparable 1999 period, due primarily to $25.7 million decrease in ingredient costs. Net losses from the hog program also decreased $6.9 million due to increases in hog market prices in 2000. Manufacturing expenses remained consistent with the amount for the comparable 1999 period.

Marketing, distribution and advertising costs decreased $3.8 million due primarily to a decrease in sales volume and reduction of sales personnel. General and administrative expenses decreased $11.1 million from the 1999 period due to a decrease in relocation costs of $1.6 million and reduced bad debt expense of approximately $6.7 million. Additionally, a decrease of $2.8 million in administrative costs occurred due to consolidation of various functions such as accounting and credit as a result of the implementation of the new accounting system and the emphasis on cost control.

Intangible amortization expense increased due to management's evaluation that an impairment of the intangible assets had occurred during the last quarter of 1999. In addition to recording a loss provision, from January 1, 2000 to June 30, 2000, goodwill was amortized over five years on a straight line basis compared to being amortized over 40 years before such date. Also, as a result of adopting "fresh-start" reporting, the Company recorded reorganization value in excess of amounts allocable to identified assets as of the Effective Date. This asset is being amortized on a straight-line basis over a ten-year period.

The Company continued its emphasis on research and development to develop new products or processes for its business. As such, research and development expenses totaled $4.0 million during the first nine months of 2000, down slightly from the comparable 1999 period.

Restructuring expenses for the nine months ending September 30, 2000 includes $14.9 million in advisory and financing fees incurred in connection with the Reorganization Cases. Additionally, $4.6 million was incurred for severance and moving costs and $7.0 million for compensation expense in connection with the Key Employee Retention Plan. Restructuring expenses for nine months ending September 30, 1999 includes $2.0 million in advisory fees and $3.1 million in severance costs.

Other (income) expense, net for the nine months ended September 30, 2000, relates to service fees for swine and dairy management, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other (income) expense for the nine months ended September 30, 2000 includes proceeds in excess of $24.4 million received in settlement of claims for excess charges on vitamin purchases in prior years. Additionally, the Company recorded a gain of $3.3 million from the sale of its headquarters building during 2000.

Interest expense for the nine months ended September 30, 2000 decreased $26.2 million from the 1999 period primarily as a result of the elimination of $23.6 million interest expense on the $350.0 million prepetition subordinated debt that was extinguished in the Reorganization Cases. Also in 2000, the Company terminated both its prepetition bank debt and its swap contract on $114.7 million of the prepetition bank debt and realized a gain of $2.5 million which is shown as a reduction of interest expense during 2000.

The Company's effective income tax rate differed from the statutory rate in 1999 due to amortization of goodwill not being allowed as a tax deduction. For the year 2000, management determined that it is not likely to receive a tax benefit or incur any tax cost under its tax sharing agreement with Koch Industries and thus recorded no tax benefit or expense for the period January 1 to June 30, 2000. For the remainder of the 2000 period, the effective income tax rate differs from the statutory rate due to the amortization of the reorganization value in excess of amounts allocable to identifiable assets not being allowed as a tax deduction.

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

SEASONALITY

The Company's results of operations are seasonal, with a higher percentage of volume and earnings being generated during the fourth and first quarters of the year. This seasonality is driven largely by weather conditions affecting the Company's sales of beef cattle products. If the weather is particularly warm during the winter, sales of feed for beef cattle may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect the Company's overall quarter-by-quarter results of operations. The seasonality of the Company's businesses may have a material adverse affect on the results of operations achieved by the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2000, net cash provided by operating activities was $31.0 million compared to net cash used in operating activities of $58.0 million during the same period in 1999. The increase in net cash provided from the prior period results primarily from the net change in working capital of $47.1 million and an increase in profitability of $41.1 million. As a result of the Reorganization Cases, the Company's current liabilities, including trade payables and payables to affiliates for ingredients, at December 31, 1999, were substantially lower than such amounts at December 31, 1998. Accordingly, the Company had a slight increase in working capital during the first nine months of 2000 compared to the significant decrease which occurred during the comparable 1999 period.

Net cash provided by investing activities was $7.4 million for the first nine months of 2000 compared to net cash used of $17.6 million for the nine month period ended September 30, 1999. The increase is due to proceeds received from the sale of assets, primarily the sale of the headquarters building for approximately $14.9 million and a decrease in capital expenditures of $2.2 million.

Net cash used in financing activities for the nine months ending September 30, 2000 includes repayment on the prepetition bank debt of $103.0 million and the repayment of the Term Loan of $19.0 million, offset by the receipt of $60.0 million from Koch Industries related to the negotiated settlement as provided in the Plan. Net cash provided by financing activities for the nine months ending September 30, 1999 includes net borrowings of prepetition bank debt of $64.1 million.

At September 30, 2000, the Company had $24.4 million in cash and cash equivalents on hand with $39.7 million available for borrowing under the Company's Revolving Credit Facility. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

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

The Company expects that capital expenditures during fiscal year 2000 will be approximately $20.0 million to $25.0 million which includes $2.3 million related to new or improved manufacturing systems at facilities where horse products are manufactured, to maintain such systems as ionophore free. The Company's actual capital expenditures for the nine months ended September 30, 2000 were $13.7 million. The Company may from time to time be required to make additional capital expenditures in connection with the execution of its business strategies.

The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, may be affected by cash requirements for debt service. The Credit Agreement contains restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. Additionally, the Company is required to provide to the banks monthly financial reports as to the results of its operations. The Credit Agreement also requires the Company to make mandatory repayments of the Term Loan in amounts equal to 80% of Excess Cash Flow, as defined in the Credit Agreement. The first such payment is scheduled for March 2001, however, since the Company has voluntarily repaid $19.0 million of the Term Loan during the third quarter of 2000, no additional payment is expected to be due.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activity to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activity. These statements establish accounting and reporting standards requiring that an entity recognize certain derivative instruments as assets and liabilities in the statement of financial position and measure them at fair value. These statements require that changes in the fair value of derivatives are recognized currently in earnings unless specific accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS No. 133 and SFAS No. 138 become effective for fiscal years beginning after June 15, 2000. The Company will be required to adopt these statements by January 2001. The Company is currently evaluating the impact of SFAS No. 133 and SFAS No. 138 on its financial statements and believes that when adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

  KEY MEASURES AND CONCEPTS FOR UNDERSTANDING THE BUSINESS

Because one of the principal focuses of the Company is cash flow, management uses earnings before interest expense, interest income, income taxes, depreciation, amortization, gains or losses on fixed asset dispositions and write-downs, restructuring costs, and other extraordinary non-recurring gains, losses or expenses ("EBITDAR") as a key measure for compensating management under its annual incentive plan. EBITDAR is also a principal component of several covenants under the Credit Agreement. The following table provides a reconciliation of income (loss) before taxes and extraordinary items to EBITDAR.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, AND RESTRUCTURING (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                         POST-              PRE-             POST-
                                       EMERGENCE         EMERGENCE         EMERGENCE                 PRE-EMERGENCE
                                       ---------         ---------         ---------                 -------------
                                       THREE MONTHS      THREE MONTHS      THREE MONTHS      SIX MONTHS       NINE MONTHS
                                           ENDED            ENDED             ENDED             ENDED            ENDED
                                       SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,        JUNE 30,       SEPTEMBER 30,
                                           2000              1999              2000              2000             1999
                                           ----              ----              ----              ----             ----
OPERATING INCOME (LOSS)                 $    1,136       $ (6,190)        $     1,136         $  2,919        $  (31,102)
ADDBACK:
  Depreciation and amortization             12,162         11,897              12,162           30,432            36,288
  Amortization related to deferred              --           (307)                 --             (602)           (1,042)
     financing costs
  (Gains) losses related to                   (385)           425                (385)         (27,058)              694
     asset disposition and
     vitamin purchases claim
     settlement

NONRECURRING CHARGES:
  Provision for asset write-off                 --             --                  --               --            19,665
  Restructuring expenses                     1,545          4,564               1,545           24,924             5,117
  Other                                         --            241                  --               --             5,264
                                       ------------------------------------------------------------------------------------
EBITDAR                                 $   14,458       $ 10,630         $    14,458       $   30,615        $   34,884
                                       ====================================================================================

The nonrecurring charges-other represents the cost and expenses in connection with a provision for losses on discontinued businesses for the three month period ended September 30, 1999 and reserves for losses on guarantees, litigation expenses, merger integration expenses, losses on discontinued businesses and other non-recurring charges for the nine month period ended September 30, 1999.

EBITDAR as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDAR, investors should consider that EBITDAR (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

FORWARD-LOOKING STATEMENTS

Information included in this Report on Form 10Q may constitute forward-looking statements that involve a number of risks and uncertainties. Our use of the words "outlook," "anticipates," "believes," "estimate" and similar words is intended to identify these statements as forward looking. These forward-looking statements are based on our current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to materially differ from any future results or performance expressed or implied in these statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: Bankruptcy Court actions or proceedings related to the bankruptcy, general economic conditions including inflation, consumer debt levels, trade restrictions and interest rate fluctuations; competitive factors including pricing pressures, technological developments and products offered by competitors; inventory risks due to changes in market demand or the Company's business strategies; and changes in effective tax rates. Additional risk factors are described from time to time in our filings with the SEC, specifically the Company's Registration Statement on Form S-1 which was originally filed with the SEC on September 8, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under the Company's Credit Agreement the Term Loan bears interest at floating rates which are, at the Company's option, based either upon bank prime or Eurodollar rates. The Company primarily pays interest based on the Eurodollar rate. As a result, the Company is subject to interest rate risk. To mitigate the impact of fluctuations in interest rates, the Company utilizes interest rate swaps to fix the rate on its floating rate debt. The following table provides information about the Company's Term Loan that is subject to interest rate risk. For the Term Loan, the table presents principal cash flows and applicable interest rates by expected maturity dates.

(Dollars in millions)
                                                                                         FAIR MARKET
                                                                                           VALUE AT
                           2000(1)     2001(1)      2002       2003         TOTAL     SEPTEMBER 30, 2000
                           -------     -------      ----       ----         -----     ------------------
Variable rate
term debt
including current
portion:
   Tranche A              $   --      $   --       $ 6.0      $150.0      $  156.0          $  156.0
   Interest rate (2)



(1)  No payments are due for the remainder of 2000 and 2001

(2) One-month Eurodollar rate of 6.63% plus 2.75% at September 30, 2000

     On September 22, 2000, the Company entered into a swap contract on $100.0 million of the Term Loan, pursuant to requirements under the Credit Agreement. The swap contract provides that the Company will pay interest on the notational amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate. Based on interest rates at September 30, 2000, an increase in interest rates of 1% would result in an increase in interest expense of $0.6 million over the next year after considering the swap contract.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------

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

[CAPTION]


    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------

    4(d)         Form of Convertible Promissory Note between Purina       Filed as Exhibit 4(d) to the
                 Mills, Inc. and Houlihan Lokey Howard & Zukin Capital    Quarterly Report for the
                                                                          quarterly period ended June 30,
                                                                          2000 on Form 10-Q of Purina
                                                                          Mills, Inc. Registration No.
                                                                          033-66606 and incorporated herein
                                                                          by reference

    4(e)         Form of Convertible Promissory Note between Purina       Filed as Exhibit 4(e) to the
                 Mills, Inc. and Chanin Capital Partners                  Quarterly Report for the
                                                                          quarterly period ended June 30,
                                                                          2000 on Form 10-Q of Purina
                                                                          Mills, Inc. Registration No.
                                                                          033-66606 and incorporated herein
                                                                          by reference

    4(f)         Credit Agreement dated, as of June 28,2000 among         Filed as Exhibit 4(f) to the
                 Purina Mills, Inc. and certain of its lenders            Quarterly Report for the
                                                                          quarterly period ended June 30,
                                                                          2000 on Form 10-Q of Purina
                                                                          Mills, Inc. Registration No.
                                                                          033-66606 and incorporated herein
                                                                          by reference

    4(g)         Term Note, dated as of June 28, 2000, made by Purina     Filed as Exhibit 4(g) to the
                 Mills, Inc.                                              Quarterly Report for the
                                                                          quarterly period ended June 30,
                                                                          2000 on Form 10-Q of Purina
                                                                          Mills, Inc. Registration No.
                                                                          033-66606 and incorporated herein
                                                                          by reference

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

    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------

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

    27.1 *       Financial Data Schedule

--------------------

*    Filed herewith

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PURINA MILLS, INC.



Date:  November 13, 2000                             /s/Del G. Meinz
                                                     ---------------
                                                     Del G. Meinz
                                                     Chief Accounting Officer

                                         EXHIBIT INDEX

    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------
    2(a)         Second Amended Joint Plan of Reorganization of Purina    Filed as Exhibit 2(a) to the
                 Mills, Inc. PM Holdings Corporation and its              General Form for Registration on
                 Subsidiaries, dated February 22, 2000                    Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    2(b)         Form of Agreement and Plan of Merger among Koch          Filed as Exhibit 2(b) to the
                 Agriculture Company, PM Holdings Corporation and         General Form for Registration on
                 Purina Mills, Inc. Bylaws of Purina Mills, Inc.          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

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

    4(d)         Form of Convertible Promissory Note between Purina       Filed as Exhibit 4(d) to the
                 Mills, Inc. and Houlihan Lokey Howard & Zukin Capital    Quarterly Report for the
                                                                          quarterly period ended June 30,
                                                                          2000 on Form 10-Q of Purina
                                                                          Mills, Inc. Registration No.
                                                                          033-66606 and incorporated herein
                                                                          by reference


    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------
    4(e)         Form of Convertible Promissory Note between Purina       Filed as Exhibit 4(e) to the
                 Mills, Inc. and Chanin Capital Partners                  Quarterly Report for the
                                                                          quarterly period ended June 30,
                                                                          2000 on Form 10-Q of Purina
                                                                          Mills, Inc. Registration No.
                                                                          033-66606 and incorporated herein
                                                                          by reference

    4(f)         Credit Agreement dated, as of June 28,2000 among         Filed as Exhibit 4(f) to the
                 Purina Mills, Inc. and certain of its lenders            Quarterly Report for the
                                                                          quarterly period ended June 30,
                                                                          2000 on Form 10-Q of Purina
                                                                          Mills, Inc. Registration No.
                                                                          033-66606 and incorporated herein
                                                                          by reference

    4(g)         Term Note, dated as of June 28, 2000, made by Purina     Filed as Exhibit 4(g) to the
                 Mills, Inc.                                              Quarterly Report for the
                                                                          quarterly period ended June 30,
                                                                          2000 on Form 10-Q of Purina
                                                                          Mills, Inc. Registration No.
                                                                          033-66606 and incorporated herein
                                                                          by reference

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

--------------------------------------------------------------------------------------------------------------
    EXHIBIT                                                                         PAGE NUMBER OR
    NUMBER                             DESCRIPTION                          INCORPORATION BY REFERENCE TO
--------------------------------------------------------------------------------------------------------------
   10(d)         Form of Senior Executive Officer Employment Agreement    Filed as Exhibit 10(d) to the
                 for Purina Mills, Inc.                                   General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

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

   10(g)         Merger Escrow Agreement by and among Koch Agriculture,   Filed as Exhibit 10(g) to the
                 Purina Mills, Inc. and Escrow Agent                      General Form for Registration on
                                                                          Form 10 of Purina Mills, Inc.,
                                                                          Registration No. 033-66606 and
                                                                          incorporated herein by reference

    27.1 *       Financial Data Schedule

--------------------

*    Filed herewith