Form 10-K405
period 2000-12-31
PURINA MILLS INC/
filed 2001-03-27
CIK 909987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ______to______

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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                                  OF THE ACT:
                          Common Stock, $0.01 par value
                                (Title of Class)

                              Share Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes...X....  No........

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     The aggregate market value of the 5,098,126 distributed shares of voting stock held by nonaffiliates of the registrant is $46,189,022 based upon the closing market price on January 31, 2001. The voting stock held by the Registrant's Directors and persons beneficially owning 10% or more of the distributed shares, who are the only persons known to the Registrant who may be considered to be its "affiliates" as defined under Rule 12b -2, is excluded from this figure.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                    Yes...X....  No.......

     The registrant had 10,000,000 shares of common stock, $.01 par value, outstanding as of the close of business on March 15, 2001 of which 8,498,396 have been distributed and the remaining 1,501,604 shares being held in escrow by our distribution agent for future distribution in accordance with our plan of reorganization.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant's Notice of Annual Meeting and Proxy Statement relating to its 2001 Annual Meeting (to be filed) are incorporated by reference into Part III of this Form 10-K.


                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----

                                  INTRODUCTION
Forward Looking Statements.................................................................3

                                     PART I

Item   1.      Business....................................................................4

Item   2.      Properties.................................................................12

Item   3.      Legal Proceedings..........................................................12

Item   4.      Submission of Matters to a Vote of Security Holders........................14

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters......................................................14

Item   6.      Selected Financial Data....................................................15

Item   7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................18

Item   7a.     Quantitative and Qualitative Disclosure About
                 Market Risk..............................................................26

Item   8.      Financial Statements and Supplementary Data................................27

Item   9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................................56

                                    PART III

Item  10.      Directors and Executive Officers of the Registrant.........................56

Item  11.      Executive Compensation.....................................................57

Item  12.      Security Ownership of Certain Beneficial Owners
                 and Management...........................................................57

Item  13.      Certain Relationships and Related Transactions.............................57

                                     PART IV

Item  14.      Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K..............................................................58

                           FORWARD-LOOKING STATEMENTS

         Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not statements of historical or current facts, but rather are statements of our current expectations, estimates and projections about our industry, business and our future operating and financial performance. We use words such as "anticipate," "believe," "plan," "estimate," "expect," "future," "intend," "are expected to," "will continue" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those we anticipate in our forward-looking statements. These risks and uncertainties include, in addition to those mentioned elsewhere in this report, the following: (i) changing conditions or market trends in the animal feeds and agricultural products industries; (ii) general economic or business conditions, including its effect on our customers; (iii) fluctuation in commodity prices and our ability to recover our raw material costs in the pricing of our products; (iv) consolidation in the feed production and livestock production industries; (v) our ability to implement our business strategy; (vi) the level of demand for our products and the actions of our competitors; and
(vii) our ability to obtain financing for specific or general corporate purposes. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

         We are a market leader in the United States in developing, manufacturing, and marketing differentiated animal nutrition products and programs for dairy cattle, beef cattle, hogs, and horses. We also develop, manufacture and sell poultry feeds as well as specialty feeds for rabbits, zoo animals, laboratory animals, birds, fish and pets. In the United States our products are generally marketed under the widely recognized brand names Purina(R) and Chow(R), and the "Checkerboard" Nine Square Logo(R) and other trademarks pursuant to an exclusive, perpetual, royalty-free license from Ralston Purina Company, except with regard to dog and cat food, which is marketed domestically under the PMI Nutrition brand name. Our products are sold as complete feeds or concentrated nutritional additives that are mixed with our customer's base ingredients.

         We compete in both the livestock systems and the lifestyle animal feed businesses. We define the livestock systems business as including nutrition products and programs for dairy cattle, beef cattle, hogs and poultry and believe the business is characterized by continued industry consolidation and vertical integration of animal producers, product price sensitivities and increasing customer sophistication. In contrast, we believe that the lifestyle animal feed business, which includes feed products for horses, rabbits, zoo animals, laboratory animals, birds, fish and pets, requires aggressive marketing, customer brand awareness and strong national distribution capabilities.

         For our livestock systems feed business, we develop and sell our products as part of a package that includes nutrition and management programs. Our nutrition programs include information and services regarding the care of the animals and their facilities, as well as nutritional, genetic and breeding counseling. We have approximately 375 sales representatives and technical services staff, including approximately 55 consultants with Ph.D. degrees, who work closely with dealers and customers to help ensure that our feed products, programs and services are matched with the animal producer's facilities and overall management practices, as well as the genetic potential of the specific animal species.

         Our fastest growing business consists of developing, manufacturing and selling products for the lifestyle animal feed market, consisting of feed products for horses, rabbits and other companion animals. We have developed a differentiated line of products and programs and a strong distribution system, aggressive marketing support and brand reputation to serve this lifestyle animal market. Our products for lifestyle animal owners include Omolene(R), Strategy(TM) and a series of pelleted and extruded products including Equine Senior(TM), Equine Adult(TM) and Equine Junior(TM) feeds for horses, Goat Chow, Rabbit Chow, Layena(TM) for family flocks and PMI Nutrition(TM) for dogs and cats.

INDUSTRY BACKGROUND

         According to the 2000 Feedstuffs Reference Issue, in 1999 the U.S. animal feed industry produced approximately 119.1 million tons of primary feed. The industry is highly fragmented and although it includes several large producers, it is comprised primarily of regional competitors with several manufacturing facilities as well as a large number of small, local manufacturers, many of whom operate only one feed mill. Animal feed typically represents 50-70% of the total cost of producing meat, milk and eggs at the farm level. The magnitude of costs represented by animal feed makes the effective management of feed cost one of the most important economic components of animal raising. Although some customers buy feed on the basis of price alone, many customers consider the performance characteristics of the feed they purchase and appreciate the cost effectiveness and yields produced by our value-added products.

         The feed industry generally prices its products on the basis of Income Over Ingredient Cost (IOIC) or a dollar based margin that is added to aggregate ingredient cost. We believe that total IOIC and gross profit dollars, rather than sales dollars, are the key indicators of performance because of distortions in sales dollars caused by changes in commodity prices. Total IOIC less manufacturing costs equals gross profit. Although feed producers are subject to fluctuations in ingredient commodity prices, they are generally able to pass on price increases in raw materials to customers through weekly adjustments in product prices.

         The demand for particular products is affected by a number of factors, including the price of grains and the price of the end products of animal producers. When the price of grains has been relatively high, more of our customers have tended to purchase complete rations and our tonnage has been correspondingly higher. During periods when commodity prices (particularly for corn) have been relatively low, animal producers have tended to purchase our products as concentrated nutritional additives with which the customers mix their own commodity ingredients. This results in decreased sales tonnage for us, because the commodity portion of the product is provided by the customer. Our concentrates, however, generally provide higher per-unit IOIC than do complete feeds. In addition, we are diversified across a broad range of different animal species and regions. Consequently, our total IOIC and gross profit have historically been stable. Because the cost of feed typically represents more than half of the cost of producing animals at the farm level, higher ingredient prices over time can result in a decline in animal production and a decline in the demand for our products. In addition, when market prices for live animals and animal products are low, animal producers will also cut back on production and search for lower-cost feed alternatives. We have attempted to counter this producer reaction by maintaining a line of economy products while emphasizing the relative value of our high-performance, value-added products.

OUR GROWTH STRATEGY

         Our objective is to continue to be a market leader in the United States for providing differentiated animal nutrition products and services. Our growth strategy emphasizes the following key elements:

Strengthen Existing Dealer Relationships and Attract New Dealers. We intend to grow our market share of dealer feed sales by leveraging our valuable brands to become the premier supplier of feed and related products to lifestyle animal owners. We intend to expand our existing incentive programs rewarding top performing dealers and to assist dealers in developing new or additional marketing and retailing expertise.

Build Our Brands. We intend to continue to build our brands particularly with lifestyle animal owners by:

         - developing a local market based "event marketing" strategy (across specie lines), expanding participation in industry shows and creating and executing large venue marketing events;

         - developing additional marketing programs using sports figures and other celebrities, increasing involvement with equine and small animal veterinarians and expanding our America's Horse Country program by adding sponsors; and

         - executing local pricing strategies (local market rate pricing and price point segregation), implementing selective dealer distribution for lifestyle animal owners and employing whole market planning to increase profitability.

Expand Our America's Country Store and Premier Services Initiatives. We will continue to pursue our America's Country Store initiative designed to significantly enhance our existing dealer network and to recruit new investors in "ruralpolitan" specialty retail markets. The America's Country Store initiative features a "turn-key" package that provides investors with a standardized model that we believe offers lifestyle animal owners a unique shopping experience. We presently plan for the construction of more than 200 America's Country Store facilities over the next four years, strengthening its position in the profitable "ruralpolitan" specialty retail market. We anticipate that all America's Country Store's facilities, with the exception of a few company-owned model stores, will be privately owned and will require minimal capital investment by us, other than normal trade credit terms on feed products. In addition, we are also expanding our Premier Services Program which is focused on assisting current Purina dealers who are interested in growing their retail business. We currently anticipate working with over 150 dealers over the next two years. During the year 2000, we had 62 dealers participate in the program.

Continue to Pursue Joint Ventures and Strategic Alliances. We intend to evaluate and pursue strategic alliances in the livestock systems market, with an initial focus on the swine business. We intend to leverage our significant market share, nutritional and husbandry management expertise and strong brand name and reputation to participate with selected partners in the swine, feedlot cattle, dairy system and poultry markets.

Further Develop Our Manufacturing Capabilities. We intend to manufacture and deliver products and plant services at optimal cost through:

         - creating dedicated plants that match cost structure and scale to market opportunities, especially in livestock systems;

         -    consolidating regional capacity through strategic alliances;

         - increasing productivity through economies of scale and plant and product rationalization;

         - creating local manufacturing capabilities that improve profitability by meeting local market needs;

         -    optimizing private label manufacturing opportunities; and

         -    pursuing selected toll manufacturing opportunities.

Continue to Streamline Our Operations. We plan to continue to shift reporting and accountability relationships, previously based on a plant or geographic focus, to a market-focused structure based on business markets. Through the implementation of SAP enterprise resource planning software, we eliminated our multiple geographic profit centers, each of which had its own general and administrative infrastructure and centralized many accounting and credit functions in St. Louis. We intend to implement additional reductions in corporate administration and to further reduce overhead through: efficiencies in SAP; manufacturing improvements; transitioning to a market-focused sales force; and improving our distribution, logistics and transaction processing systems.

PRODUCTS AND SERVICES

         Our product lines range from economy feeds to high-performance, value-added products, and are sold in complete rations or as concentrated nutritional additives to be mixed with grains. We maintain a total of over 36,000 active feed formulas, which encompass a wide range of animal species. Although products are the principal point of differentiation, we develop and sell our products as part of nutrition and management programs that address all critical areas in the production of meat, milk and eggs. Our nutrition programs include information and services regarding the care of the animals and their facilities, as well as nutritional, genetic and breeding counseling.

RESEARCH AND DEVELOPMENT

         Our research efforts are focused on the development of proprietary product forms and process technologies designed to support new product development and increase manufacturing efficiency while lowering processing costs. At our research center in Gray Summit, Missouri, we conduct extensive animal research to develop value-added products and programs designed to optimize the genetic performance potential of animals. Basic research is conducted by Ph.D. scientists and technical staff who are dedicated to each species served by our products. Each species of animal is closely studied from birth to maturity to enable scientists to understand the complex nutritional needs and genetic capabilities at each stage in its life cycle. By understanding the metabolic process of each species, our scientists have identified which nutrients are required by an animal at various stages in its development to maximize its genetic potential. Further, researchers have gained extensive knowledge of the nutritional composition and values of the primary ingredients used in feed and a wide range of acceptable substitute ingredients. In addition to the development of high-performance feeds through our research efforts, we are able to recommend specific feeding and management programs that enhance the effectiveness of our feed products.

SALES AND MARKETING

         We distribute our products through two primary distribution channels: through dealers and directly to end users. During 2000, approximately 63% of our sales were made through our dealer network and 37% of sales were made directly to animal producers. To support increasingly sophisticated customers, our mix of salespeople includes approximately 85 "specialists" who focus on individual species or distribution channels. Although sales volume through our dealer network has always been substantially higher than our direct sales volume, direct sales to customers have accounted for an increasing proportion of our sales volume over the past 10 years. This trend results from increasing consolidation in the animal production and processing industries. We believe that consolidation among our customers generally results in a more sophisticated market for our products and that these purchasers better appreciate the advantages of high-performance nutrition products and nutritional programs.

         As of December 31, 2000, our dealer network consisted of over 4,100 independent dealers located in 49 states, with approximately 600 dealers representing 66% of total dealer volume and 42% of our total volume in 2000. The number of direct customers in 2000 was in excess of 5,900.

         During 2000, our top 50 customers represented approximately 21% of our total sales volume and our largest customer accounted for approximately 1% of our total sales volume.

MANUFACTURING PROCESS

         The basic feed manufacturing process consists of grinding various grains and protein sources into a meal form that is then mixed with certain nutritional additives, such as vitamins, minerals, synthetic amino acids, and, in some cases, medications. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. The Company's feed formulas are based upon the nutrient content as determined through proprietary scientific research. When the price of certain raw ingredients increases, the Company can generally adjust its feed formulas by substituting lower-cost, alternative ingredients to produce feeds with comparable nutritional value. By using its least-cost product formulation system, the Company can determine optimal formulations that meet its nutritional standards and maintain product quality.

         We currently operate 48 feed manufacturing plants located in 25 states. Our total feed manufacturing capacity is approximately 6.4 million tons per year based on a three shift per day, five-day week, and individual plant capacity ranges from 60,000 tons to 275,000 tons per year. Our capacity utilization varies by plant and by season, with higher utilization during the first and fourth fiscal quarters.

         Potential manufacturing economies of scale are generally not sufficient in the feed industry to offset the cost of shipping products over significant distances, as raw ingredients make up a large percentage of the cost of finished products and are often available locally. As a result, we operate nationally with a network of manufacturing facilities with sufficient capacity to meet the demands of the local markets in which the facilities are located. We regularly review our plant capacity and factors such as trends in animal production in specific markets and changes in transportation costs. Based on these factors, from time to time manufacturing capacity in particular markets may be expanded, consolidated or eliminated. In this regard, based on our evaluation of areas where its operations could be consolidated or rationalized, we closed 5 feed manufacturing plants in 1999 and the first half of 2000.

         We have invested in highly sophisticated computerized systems for mixing, pelleting, micro-ingredient blending and packing. In addition, we have developed and implemented a sophisticated software program for feed formulation that incorporates the nutritional value of substitute ingredients. We believe this program provides us with a competitive advantage. We have also made investments to maintain the operating capability of our manufacturing facilities.

INTELLECTUAL PROPERTY

         We market our products under the highly recognized brand names Purina(R) and Chow(R) and the "Checkerboard" Nine Square Logo(R) pursuant to an exclusive, perpetual, royalty-free license from Ralston Purina Company. Under the Ralston License, we may not use those trademarks outside the United States or in connection with any dog, cat or human food within the United States, as Ralston or its licensees uses those trademarks in those markets. The Ralston License may not be assigned to a major competitor of Ralston or otherwise without the consent of Ralston. We have developed trademarks for use in international and domestic markets and were granted a trademark for the America's Country Store(R) name in 1998. Our operations do not depend to any significant extent upon any single or related group of patents.

SEASONALITY

         Our business is seasonal, with a higher percentage of the feed volume sold and earnings being generated during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting our cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect our quarter-by-quarter results of operations.

COMPETITION

         The feed industry, which has substantial excess capacity in certain areas of the country, is highly competitive. Both the feed production and animal production industries are consolidating, and this trend is expected to continue. To date, we have been successful at generating direct business with some large animal producers. However, as producers of animals get larger, they historically have tended to integrate their business by acquiring or constructing feed production facilities to meet some or all of their requirements and, consequently, have relied less on outside suppliers of feed. As the consolidation of animal producers continues, the available market for commercial feeds may shrink if producers integrate into feed production and, if so, competition may increase. We expect consolidation in the commercial feed industry itself, and acquisitions and other business combinations in recent years indicate that this consolidation is occurring.

         The industry is highly fragmented, with the bulk of the industry consisting of regional competitors, including cooperatives, with several manufacturing facilities and a large number of small, local manufacturers, many of which operate only one feed mill. Only two competitors' commercial business approaches the scope of our national distribution network. We believe that we distinguish ourselves from our competitors through a competitive strategy of differentiation using our high-performance, value-added products, which we develop and sell on a national basis. Although the strength of competitors varies by geographic area and product line, we believe that none of our competitors produces and markets the breadth of products we do.

         Much of the competition in the industry centers around price due to the commodity-like aspects of the basic product lines. However, we focus our efforts on high-performance, value-added products that are designed to be cost effective on the basis of weight gain, feed efficiency, animal health and price. We believe that our extensive expertise in animal nutrition requirements and the nutritional content of various ingredients, developed through research and combined with our manufacturing expertise and ingredient purchasing capabilities, allow us to use lower-cost ingredients, as well as alternative ingredients, to a greater extent than many of our competitors. We also compete on the basis of service by providing training programs for dealers, using species specialists with advanced technical qualifications to consult with customers, developing and manufacturing customized products for customers, and offering various financing assistance programs to attract and retain dealers and direct customers.

GOVERNMENT REGULATION

         We are subject to regulation by the FDA, USDA, EPA and state feed and livestock remedy laws. The FDA and states regulate all ingredients that are part of animal feed (feed additives) or that contact animal feed (feed contact additives). It also regulates animal drugs that come in dosage form for administration to animals, or that are added through water or feed. Our production facilities are subject to inspection at least once every two years by the FDA.

         The USDA is responsible for assuring that products derived from animals are wholesome, which includes inspection for any drug residues that the animal might contain. The USDA monitors residues and when violations occur, the USDA works in conjunction with FDA to investigate and assign responsibility. Similar to this federal regime, each state's Department of Agriculture also regulates our feed production facilities and feed products manufactured in the state.

         We have an environmental policy designed to ensure that we operate in material compliance with applicable environmental regulations. We have also undertaken a compliance audit program that addresses environmental and other regulatory compliance.

EMPLOYEES

         We had approximately 2,300 full-time employees as of December 31, 2000, approximately 12% of whom were union members. We have a satisfactory relationship with our employees, including our unionized employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of all eight executive officers of Purina as of December 31, 2000. All of these officers were elected by the Board and serve in their positions until their successors are elected and qualified by the Board. There are no family relationships between any of the executive officers.


NAME                                       AGE                                      POSITION
----                                       ---                                      --------
Brad J. Kerbs..............................53        Chief Executive Officer and President since February 2000 and also a
                                                     Director since emergence from bankruptcy. Previously, he served as our President and Chief Operating Officer since August, 1999 and as an Executive Vice President since August, 1998. He joined us in 1969 and has served in various operational, administrative, marketing and management positions.

Rick L. Bowen..............................48        Executive Vice President, Operations since February, 2000. He previously served as one of our Vice Presidents since October, 1995.
                                                     He joined us in 1984 and has served in various positions, including
                                                     Manager Financial Services, District Manager, Division Sales Manager,
                                                     Regional Director of Pricing, Area General Manager and Vice
                                                     President, Dairy Operations.

Mark S. Chenoweth..........................42        Executive Vice President, Retail Dealer Development since February,
                                                     2000. He previously served as one of our Vice Presidents since July,
                                                     1999. He joined us in 1987 and has served in various positions including Branded Meats Marketing Manager, Retail Specialty Marketing
                                                     Manager and Director, Retail Business Development of America's
                                                     Country Stores.

James R. Emanuelson........................42        Executive Vice President and Chief Information Officer since
                                                     February, 2000. He previously served as our Chief Information
                                                     Officer since August, 1999.  Prior to joining us, he was employed by
                                                     Compaq Computer Corporation for seven years where he held various positions including Director of Corporate Manufacturing Systems.

David R. Hoogmoed..........................43        Executive Vice President, Livestock Systems Business Group since
                                                     February, 2000.  From August, 1999 through February, 2000, he served as our Senior Vice President, Livestock Systems. He joined us in
                                                     1979 and previously served in various positions, including District
                                                     Manager, Division Sales Manager, Regional Director of Sales and
                                                     Marketing, Area General Manager, Central Region Vice President; and
                                                     most recently, Vice President, Swine Operations.

Bradley D. Schu............................42        Executive Vice President, Dealer Business Group since February,
                                                     2000.  He previously served as one of our Vice Presidents since
                                                     August, 1998. He joined us in 1980 and has served in various positions, including field sales, sales management, Director, Retail
                                                     Specialty Group and Vice President, National Dealer Sales.

Glenn W. Shields...........................48        Vice President, Companion Animal/Specialty/Distribution since
                                                     September, 1999. He previously served as one of our Vice Presidents since October, 1998. He joined us in 1974 and has served in various positions including Production

                                                     Manager, Division Sales Manager, General Manager, Director of Dairy
                                                     Business Group and Distribution, Director of Swine and Poultry Business
                                                     Group, and Vice President, Swine and Poultry Nutrition.

Darrell D. Swank...........................37        Executive Vice President and Chief Financial Officer since February,
                                                     2000. He was also elected Secretary of the Company in August,
                                                     2000. He previously served as our Chief Financial Officer since
                                                     April, 1998. Prior to his appointment as Chief Financial Officer, he was Chief Financial Officer of Koch Agriculture Company, a position he held since January, 1997. Before joining Koch Agriculture, he was a consultant with Deloitte Consulting, L.L.C., a management consulting firm.

ITEM 2.  PROPERTIES

         We lease our corporate headquarters in St. Louis, Missouri and own a 1,188 acre research center in Gray Summit, Missouri.

         We currently operate 48 feed manufacturing plants located in 25 states, one of which is leased. In addition to on-site storage at each of our manufacturing plants, we also store products in owned or leased warehouses. Substantially all of our assets are pledged to secure our indebtedness.

ITEM 3.  LEGAL PROCEEDINGS

         On October 28, 1999, we and certain of our affiliates filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. We filed a joint plan of reorganization with the bankruptcy court on January 18, 2000, which, as amended, was declared effective on June 29, 2000. As of that date, we emerged from bankruptcy and began operating under a new capital structure.

         The bankruptcy plan constituted the agreement among Koch Industries, Koch Agriculture, their respective affiliates, the official committee of unsecured creditors, the holders of approximately 55% of the principal amount of our prepetition subordinated debt and us regarding the settlement of issues among Koch Industries, Koch Agriculture, our creditors and us. The plan provided for, among other things:

         -    the cancellation of Koch Agriculture's equity in us;

         - repayment of all of our $278 million prepetition secured debt through a $103 million cash payment and $175 million in borrowings under a new, post-bankruptcy term loan;

         - issuance of 10,000,000 shares of our common stock, par value $0.01 per share, of which 9,910,000 shares have been or will be distributed to holders of general unsecured claims under the plan, which included holders of all of our $350 million in prepetition subordinated debt;

         -    a capital contribution to us of $60 million by Koch Agriculture;

         -    the discharge of prepetition intercompany claims;

         -    the selection of a new board of directors;

         - the settlement of claims by and against Koch Industries, Koch Agriculture and other related parties;

         - the merger of Purina Mills, Inc. into PM Holdings Corporation, with PM Holdings surviving the merger and changing its name to Purina Mills, Inc.;

         - other corporate restructuring transactions designed to simplify our corporate structure; and

         -    the substantive consolidation of us and our subsidiaries.

         The plan also permitted us to grant options to purchase 1,000,000 shares of our common stock to selected key employees under our equity incentive plan.

         In addition to our chapter 11 proceedings, we are from time to time involved in litigation relating to claims arising out of our operations in the normal course of business, including product liability claims, contract disputes, patent and trademark matters and taxes.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market System under the symbol "PMIL." There were 593 shareholders of record on December 31, 2000. The Company has not paid cash dividends in 2000 and does not intend to begin paying cash dividends in fiscal year 2001.

         The following table sets forth, for the four and one-half months ended December 31, 2000, the range of high and low sale prices of Purina Mills, Inc. common stock as reported on the NASDAQ Composite Tape.

                                  PURINA MILLS, INC. COMMON STOCK

                                             MARKET PRICES
                                 ----------------------------------
                                             HIGH           LOW       DIVIDENDS
                                             ----           ---       ---------
       2000
         Fourth Quarter                     $10.38         $7.50          --
         Third Quarter
           (August 15-September 30)         $15.00         $7.94          --

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical information is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this report. The Consolidated Statements of Operation Data for each of the years in the three year period ended December 31, 2000 and the Consolidated Balance Sheet Data as of December 31, 1999 and 2000 presented below, have been derived from audited financial statements included elsewhere in this report. The Consolidated Statement of Operations Data for the years ended December 31, 1996 and 1997 and the Consolidated Balance Sheet Data as of December 31, 1996, 1997 and 1998 were derived from audited financial statements not included in this report.

         The consolidated financial data for the period prior to March 12, 1998 has been prepared on a predecessor basis. The consolidated balance sheet data at December 31, 2000, December 31, 1999, December 31, 1998 are not comparable with the December 31, 1997 and 1996 balance sheet data presented. Also, the December 31, 2000 consolidated balance sheet data is not comparable to the other balance sheet data presented due to the adoption of "fresh-start" reporting upon emergence from bankruptcy. Operating results subsequent to the 1998 merger through June 30, 2000 are comparable to the operating results prior to the 1998 merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs. Operating results for the six months ended December 31, 2000 are comparable to the operating results for the period March 13, 1998 through June 30, 2000 except for amortization of intangible assets, interest expense, restructuring expenses, provisions for income taxes and extraordinary items.


                                                                                                         POST-
                                                                  PRE EMERGENCE                        EMERGENCE
                                                 -------------------------------------------------     -------------
(Dollars in millions)                                      PRE MERGER                       POST MERGER
                                                 ---------------------------     ----------------------------------
                                                                              DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                        1996        1997          1998        1999             2000
                                                        ----        ----          ----        ----             ----
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................         $   19.3     $  26.2       $  15.8    $  (199.8)        $  56.1
Property, plant and equipment, net..........            250.6       243.7         262.8        235.4           209.5
Total assets................................            613.4       592.9         815.7        589.0           522.3
Total long-term debt(1).....................            364.3       340.2         558.5          --            156.1
Stockholders' equity........................              7.7       (16.2)         66.3       (215.8)          182.9


(1) As of December 31, 1999, all of our long-term debt was classified as "liabilities subject to compromise" or as a current liability due to our bankruptcy filing.

(DOLLARS IN MILLIONS)


                                                                     PRE EMERGENCE                                  POST-EMERGENCE
                                  --------------------------------------------------------------------------------- ---------------
                                                 PRE-MERGER                                      POST MERGER
                                  ----------------------------------------  -------------------------------------------------------
                                                              JANUARY 1        MARCH 13         YEAR     SIX MONTHS    SIX MONTHS
                                  YEAR ENDED   YEAR ENDED         TO              TO            ENDED       ENDED        ENDED
                                  DECEMBER 31  DECEMBER 31     MARCH 12       DECEMBER 31   DECEMBER 31    JUNE 30    DECEMBER 31
                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
                                      1996       1997             1998             1998          1999         2000          2000

                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
OPERATING DATA:
Net sales                          $1,212.2    $1,128.4          $214.3            $784.4        $881.9       $414.5        $425.3
Cost of products sold               1,035.9       913.0           171.2             640.3         706.9        329.2         336.0
                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
     Gross profit                     176.3       215.4            43.1             144.1         175.0         85.3          89.3

Other costs and expenses:
Marketing and distribution             84.7        87.3            17.5              73.1          91.5         43.2          43.6
General and administrative             31.4        55.7            27.6              59.9          65.4         26.5          22.6
Research and development                7.0         7.2             1.4               5.4           6.0          2.7           3.0
                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
                                      123.1       150.2            46.5             138.4         162.9         72.4          69.2

Provision for asset write-offs (1)     14.0         4.4              --                --          19.7           --            --
Restructuring expenses (2)               --          --              --                --          18.1         24.9           3.5
Provision for intangible asset
     impairment (3)                      --          --              --                --         161.6           --            --
Provision for loss guarantees            --          --              --              14.2            --           --            --
     (4)
Other expense (income) -net (5)       (10.5)       (3.5)            0.1               4.5           0.7        (28.5)         (1.7)
Amortization of intangibles            19.5        20.6             3.9              14.5          15.1         13.6           8.8
                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
                                      146.1       171.7            50.5             171.6         378.1         82.4          79.8
                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
Operating income (loss)                30.2        43.7            (7.4)            (27.5)       (203.1)         2.9           9.5
Interest expense                       43.6        41.5             8.1              39.5          48.7          9.7           7.0
                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
Income (loss) before income taxes     (13.4)        2.2           (15.5)            (67.0)       (251.8)        (6.8)          2.5
Provision (benefit) for income taxes   (3.4)        1.7            (5.8)            (23.8)         29.0           --           3.0
                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
Income (loss) before extraordinary
      item and  revaluation           (10.0)        0.5            (9.7)            (43.2)       (280.8)        (6.8)         (0.5)
Extraordinary item-gain on
     extinguishment of debt,
     net of tax                           -           -               -                 -             -        159.3             -
Revaluation of assets and
     liabilities pursuant to
     the adoption of                      -           -               -                 -             -          2.5             -
     "fresh-start" reporting
                                  ------------ ------------- -------------  -------------- ------------- ------------ -------------
Net income (loss)                   $ (10.0)   $    0.5      $     (9.7)    $       (43.2) $     (280.8) $     155.0  $       (0.5)
                                  ============ ============= =============  ============== ============= ============ =============
OTHER DATA:
Total depreciation and
      amortization (6)              $  50.4     $  50.0      $     10.1     $        40.1  $       48.0  $      30.4  $       22.5
Capital expenditures (7)               23.9        30.4             4.5              25.3          21.0          8.6          16.9
Cash provided (used)-operations        58.3        70.0           (40.1)             59.9         (32.0)        27.0          27.7
Cash provided (used)-investing        (22.1)      (29.3)           (4.3)            (24.3)        (23.3)        10.9         (15.6)
Cash provided (used)-financing        (32.2)      (38.5)          391.9            (369.2)         61.9        (42.8)        (17.6)


(1) Provision for asset write-offs represents the noncash write-down of the net book value of closed facilities and the write-down of other assets to net realizable value. During 1996, we closed seven feed plants and recorded a corresponding loss of $14.0 million. The 1997 charges related to the write-down of the value of a feed supply agreement. For the year ended December 31, 1999 the charge relates to the closure of five feed plants resulting in a loss of $19.7 million.

(2) Restructuring expenses represent the costs incurred in connection with a business analysis and subsequent bankruptcy filing on October 28, 1999. The costs include advisory fees, severance and relocation costs and compensation expense in connection with the Key Employee Retention Plan.

(3) Provision for intangible asset impairment represents the non-cash write-down of the net book value of the intangible assets to net realizable value.

(4) Provision for loss guarantees represents a loss recorded for the potential funding of various loan guarantees made by banks to assist our customers in obtaining bank loans for working capital or fixed asset additions.

(5) Other expense (income)-net includes profit or loss on marketing agreements and the production of eggs, hogs and turkeys, interest income on customer accounts, fee income for various agricultural services, equity income of less than 50% owned investees and other costs or revenues. The 1996 amount also includes the proceeds received in settlement of a claim of excess charges on raw material purchases in prior years and the profit on the sales of our bromethaline inventory and related trademark and other rights. The amount for the six month period ended June 30, 2000 also includes proceeds in excess of $20.0 million received in settlement for claims for excess charges of vitamin purchases in prior years and the gain of $3.3 million from the sale of our headquarters building.

(6) Total depreciation and amortization includes amortization related to deferred financing costs which is included in interest expense for periods noted.

(7) Capital expenditures includes expenditures for capital asset replacement, cost reductions, regulatory compliance, and quality and service projects, and capital spending projects designed to increase manufacturing, warehousing, transportation or other capacity or otherwise increase sales volume.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements as outlined on page 3 of this report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Forward Looking Statements" and elsewhere in this report.

RESULTS OF OPERATIONS

Overview of Our Industry

         The economic environment in the agricultural industry during the last three years has been a difficult one. Livestock commodity prices have been depressed and reached historic lows in many markets. In addition to the overall economic environment, there is significant continuing competition in all areas of agriculture, including the feed industry. As a result of this competition, we expect the U.S. feed industry to further consolidate in the years ahead. Nevertheless, although the total volume of processed feed sold into the livestock systems market may decline, larger producers are tending to purchase products with lower inclusion rates, such as concentrates or premixes, with higher margins. As they grow larger, these producers are typically better able to measure performance differences and make sound economic decisions regarding nutrition and management programs.

         The feed industry generally prices products on the basis of aggregate ingredient cost plus a dollar amount margin, rather than a gross profit percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through weekly or monthly changes in our price lists. Feed tonnage and total income over ingredient cost (IOIC), which is net sales minus cost of ingredients, and gross profit (IOIC less manufacturing costs), rather than sales dollars, are the key indicators of performance because of the distortions in sales dollars caused by changes in commodity prices and product mix between complete feed and concentrate products, to which customers add their own base ingredients, such as corn and other grains. Historically, when the price of grains has been relatively high, more of our customers have tended to purchase complete rations and our sales volume has been higher; alternatively, when the price of grains has been relatively low, more of our customers have tended to use their own grains and mix them with our higher-margin concentrates, resulting in lower sales volume but relatively higher overall unit margins.

Overview of Our Business

         We develop, manufacture and market a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, birds, fish and pets. For the year ended December 31, 2000, the product mix by volume was approximately 27% for dairy, 33% for beef cattle, 12% for hogs, 13% for horses, 4% for poultry and 11% for all others.

         In connection with our merger with Koch Industries in 1998, we incurred a significant amount of indebtedness. This indebtedness limited our flexibility to adjust to the depressed conditions in the agricultural industry and made us particularly vulnerable to the downturn in the swine market. As a result of our financial condition during 1999 and our substantial degree of leverage, our ability to finance working capital requirements was adversely affected by cash requirements for debt service. On September 15, 1999, we failed to make a scheduled interest payment of $15.8 million due to the holders of the senior subordinated notes and on October 21, 1999, the indenture trustee accelerated the notes. On

September 30, 1999, we failed to pay $2.1 million in principal payments under our pre-petition credit facility. This principal payment was subsequently made on October 27, 1999. Faced with these events and an inability to service future interest payments on the subordinated notes, we commenced reorganization cases under chapter 11 of the bankruptcy code on October 28, 1999. The plan, as amended, was confirmed by the bankruptcy court on April 5, 2000 and became effective on June 29, 2000.

         We are continuing to focus on managing and mitigating the impact of the significant decline in hog prices on our performance. With the prices of hogs having increased moderately from December 1998, which was the lowest price in nearly forty years, and through the efforts of management, we mitigated some of our swine exposure in an effort to reduce the negative implications on future earnings, cash flow and liquidity. Commencing in April 1999, we locked in a majority, but not all, margin on market hogs to be marketed during the remainder of 1999 and the year 2000 by entering into futures contracts for market hogs and the major feed ingredients to grow the hogs. This action resulted in limiting the risk of any market decline on these hogs, but also limited the potential for gain if market prices significantly increased. As a result thereof, our overall net loss associated with swine operations decreased from $20.2 million in 1998 to $16.2 million in 1999 and $6.4 million in 2000. We have also locked in a margin for a portion of the hogs to be marketed in 2001 and, as such, we are subject to risk of fluctuations in the price of market hogs, which could have an impact on results of operations and liquidity. However, at this time, based on contracted commitments, estimated feed costs, counterparty risks and current spot and futures prices, we estimate our loss in 2001 associated with our swine exposure to be approximately $2.0 to $3.0 million.

         In connection with our reorganization, we finalized the consolidation and centralization of our accounting and credit functions and also reduced our overall administrative and sales work force. As a result thereof, we reduced our overall workforce by 7.6% at December 31, 2000, as compared to December 31, 1999. We are continuing to focus on increasing efficiencies and further reducing our overhead costs in 2001.

         We also continue to review the performance of our facilities in an attempt to optimize overall capacity and maximize profits. During 1999, we decided to discontinue manufacturing operations at five facilities. Products for distribution to customers of the closed facilities are being manufactured at our other facilities. In connection with these plant closures, we recorded a loss of $13.1 million on manufacturing assets, which represented the amount by which the book value exceeded the estimated net realizable value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and a write-off of $5.0 million for related goodwill were also recorded.

Period Comparisons

         Our results of operations after June 30, 2000 and our consolidated balance sheet at December 31, 2000 are not comparable to the results of operations prior to June 30, 2000 and the historical balance sheet at December 31, 1999 due to our adoption of "fresh-start" reporting upon our emergence from bankruptcy. However, such differences relate solely to amortization of intangible assets, interest expense, restructuring expenses, provisions for income taxes and extraordinary items. Accordingly, to provide a more meaningful analysis, in the following discussion we have compared the full year amount for 2000 to the comparable amounts for 1999 for operating items other than amortization of intangible assets, interest expense, restructuring expenses, provisions for income taxes and extraordinary items.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Overall lower commodity prices and a decrease in tons sold caused net sales to decrease 4.8% in 2000 from the year 1999. However, gross profit remained fairly constant totaling $174.7 million for the year 2000 compared to $175.0 million for the year 1999, thus increasing our gross profit percentage to 20.8% for the year 2000. Average feed IOIC per ton was $67.18, an increase of 5.4% over the amount for 1999 due to the continued increase in sales of higher margin products. Overall volume decreased 8.0% and totaled 4.0 million tons for the year 2000.

         Beef-cattle volume remained fairly constant in 2000 with overall volume totaling 1.3 million tons. Dairy-cattle tons decreased 6.4% from the prior year, due to low milk prices and lower commodity prices. Hog volume decreased 21.2% from the prior year as a result of the continuing effects of depressed market conditions and the resulting loss of customers from market consolidation. Horse volume increased 4.2% over the year 1999. We have had continued success in growing our horse volume and increasing our market share of this business. This is the eighth successive year of volume increase and reflects our customers' confidence in our products. Laying-chicken and meatbird volume decreased 48.0% from 1999 which can be attributed to the loss of a major customer in the third quarter of 1999. Specialty and other volume decreased 2.8% from the year 1999.

         Cost of products sold decreased $41.8 million, or 5.9% from the year 1999, due primarily to the $34.9 million decrease in ingredient costs. Net losses from the hog program also decreased $7.7 million from $13.0 million to $5.3 million due to increases in hog market prices and reduced swine exposure during the year. Manufacturing expenses remained consistent with the amount for the year 1999.

         Marketing, distribution and advertising costs decreased $4.7 million due primarily to a decrease in sales volume and reduction of sales personnel. General and administrative expenses decreased $16.4 million from 1999 due to a decrease in relocation costs, a decrease in administrative costs due to consolidation of various functions such as accounting and credit and reduced bad debt expense. Overall marketing, distribution, advertising and general and administrative expenses were 16.2% of sales revenue in 2000, as compared to 17.8% in 1999.

         Intangible amortization expense increased during the first six months of 2000 due to a change effective January 1, 2000, in the amortization period for our goodwill to five years compared to an amortization life of 40 years through December 31, 1999. Additionally, as a result of "fresh-start" reporting, all intangible assets were revalued on June 30, 2000 and are being amortized over their estimated useful lives. Our reorganization value in excess of our net assets upon the emergence from bankruptcy is being amortized over 10 years.

         Research and development costs decreased slightly compared with the year 1999. Other (income) expense, net, relates to service fees for swine and dairy management, the (income) loss on our equity investments and losses on marketing arrangements. Other (income) expense for the year ended December 31, 2000 also includes proceeds of $24.7 million received in settlement of claims for excess charges of vitamin purchases in prior years and a gain of $3.3 million from the sale of our headquarters building.

         Restructuring expenses for the year ended December 31, 2000 include $12.5 million in advisory and financing fees incurred in connection with the bankruptcy cases. Additionally, $7.0 million was incurred for service fees, severance and moving costs and $8.9 million for compensation expense in connection with our Key Employee Retention Plan. This is an increase of $10.4 million over the total of such costs in 1999.

         Interest expense for the year 2000 decreased $31.9 million from the year 1999 primarily as a result of the discontinuance of recording any interest expense on the senior subordinated notes, which had been classified as "liabilities subject to compromise" and have been extinguished in the final bankruptcy plan. We also terminated our pre-petition debt and our swap contract on $114.7 million of that debt, and realized a gain of $2.5 million, which is shown as a reduction of interest expense. Finally, upon emergence from bankruptcy, our debt has been substantially reduced.

         For the first six months of the year 2000, we determined that we were not likely to receive a tax benefit or incur any tax cost under our tax sharing agreement with Koch Industries and thus recorded no tax benefit or expense. For the second six months of the year 2000 and for the year 1999, our effective income tax rate differed from the statutory rate due primarily to amortization of goodwill and reorganization value in excess of amounts allocable to identifiable assets not being allowed as a tax deduction.

         The extraordinary gain on extinguishment of debt represents the amount of unsecured liabilities, as reflected on our balance sheet as of the petition date, which have been or will be satisfied by issuance of our common stock in accordance with our bankruptcy plan. The total of such liabilities less the reduction in tax basis of our assets as a result of the debt extinguishment, at the applicable tax rate, less the value of our new common stock issued in satisfaction thereof resulted in a net gain of $159.4 million.

         The income on the revaluation of our assets and liabilities pursuant to the adoption of "fresh-start" reporting totaled $2.5 million. It represents our best estimate of the reorganization value of Purina Mills immediately after the effective date of our bankruptcy plan in excess of the net value our assets after the consummation of the plan, including the extinguishment of debt.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Continued depressed commodity prices and low market prices for producer products caused 1999 net sales to decrease 11.7% from the 1998 period. While gross profit decreased $12.0 million or 6.4% from 1998 due primarily to increased competition in the industry, our gross profit percentage increased to 19.8% from 18.7% due to production efficiencies. As a result, average feed IOIC per ton was $63.73 for 1999, approximately equal to the amount for 1998. Overall volume was 4.3 million tons for the year 1999, a decrease of 6.7% from 1998.

         Beef-cattle and dairy-cattle feed tons remained fairly constant in 1999 with overall volume totaling 1.3 million and 1.1 million tons, respectively. Hog volume decreased 32.4% reflecting the depressed market conditions for producers and the loss of customers resulting from the consolidation within the hog industry.

         Sales of horse feed remained strong as we increased our market share with a volume increase of 12.3% during 1999 as total volume was just under 0.5 million tons. This increase continued the trend for the past seven years as our products continued to enjoy strong customer acceptance. Laying-chicken and meatbird volume decreased 18.9% primarily as a result of a major customer incurring severe financial difficulties and discontinuing purchases. Specialty and other volume increased 2.8% over 1998 as a result of our continued emphasis on promotion of these products.

         The decrease in overall volume caused a corresponding decrease in cost of products sold. Ingredient costs decreased $101.8 million and total cost of products sold decreased $104.7 million, or 12.9% from 1998. Manufacturing costs also decreased $2.9 million due to the lower 1999 volume and the discontinuance or curtailment of manufacturing operations at five locations. Marketing, distribution and advertising costs remained fairly constant as the decrease in expense attributable to the volume decline was offset by continuing costs associated with the America's Country Store initiative, designed to significantly enhance our existing dealer network and recruit new investors in specialty retail markets. General and administrative expenses were 7.4% of sales for 1999 as compared to 7.2% in 1998, excluding the $15.9 million expense in 1998 for compensation paid management and holders of options and stock rights.

         Amortization expense and research and development expenses, as a percentage of sales, remained fairly constant as we continued our emphasis on product development.

         During 1999 we made the decision to discontinue or curtail manufacturing operations at five of our facilities. Products for distribution to customers of the closed facilities are being manufactured at our other facilities. In connection with these plant closures, we recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds estimated fair value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and a write-off of $5.0 million for related goodwill were also recorded. Also, in 1999, we recorded a provision for loss on impairment of intangible assets of $161.6 million. The provision reduced the carrying value of intangible assets to management's estimate of the fair value of intangible assets at December 31, 1999.

         During the third quarter of 1999, we conducted a comprehensive strategic business review, including the development of a business plan that addressed both short-term and longer-term issues required to stabilize and turn around the business. In connection with the business plan and the reorganization cases, we incurred advisory fees and expenses of $10.7 million during 1999. Additionally, we recorded severance costs of $3.9 million, bank fees of $1.4 million and compensation expense of $2.1 in connection with the Key Employee Retention Program during 1999. These costs and fees are shown as restructuring expenses.

         Other (income) expense, net for 1999 relates to service fees for swine and dairy management, the (income) loss of equity investments and losses on marketing arrangements. The amount approximates the amount for 1998, excluding the 1998 loss of $4.6 million on the sale of discontinued products.

         Interest expense for 1999 increased $1.2 million as a result of the increase in the outstanding debt under our prepetition credit facility. The 1999 provision for income taxes, in addition to not recording a tax benefit for 1999 losses, reflects the establishment of a valuation allowance on our deferred tax assets. There was no assurance that the deferred tax assets or tax benefit of 1999 losses would be realized considering the bankruptcy filing and the expected discontinuance of our tax sharing agreement with Koch Industries. The 1998 effective income tax rate approximates the statutory rate.

SEASONALITY

         Our results of operations are seasonal, with a higher percentage of our volume and earnings being generated during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting our beef-cattle products. If the weather is particularly warm during the winter, sales of feed for beef cattle may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect our overall quarter-by-quarter results of operations. The seasonality of our businesses may have a material adverse affect on our results of operations.

INFLATION

         Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs and related depreciation and higher ingredient costs. The Company tries to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management's view that inflation has not had a significant impact on the consolidated operations in the three years ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2000, net cash provided by operating activities was $54.7 million compared to net cash used in operating activities of $32.0 million in 1999 and net cash provided by operating activities of $19.8 million in 1998. The increase in net cash provided in 2000 from the prior year results primarily from the net change in working capital and an increase in profitability, before extraordinary gains and provisions for losses on plant closings, intangible asset impairments and deferred taxes, of $67.4 million. As a result of the reorganization cases, our current liabilities, including trade payables and payables to affiliates for ingredients, at December 31, 1999, were substantially lower than these amounts at December 31, 1998 and December 31, 2000. Accordingly, we had an increase in working capital during the year 2000 compared to the significant decrease that occurred during the comparable 1999 period. The increase in net cash used in 1999 compared to 1998 resulted primarily from the reduction in payables of $31.8 million, a reduction in advance payments of $6.4 million and an $11.6 million increase in the cash operating loss.

         Net cash used in investing activities was $4.8 million in 2000, compared to $23.3 million in 1999 and $28.7 million in 1998. The decrease in net cash used in investing activities in 2000 was due to the proceeds received from the sale of our headquarters building for approximately $14.9 million and a decrease in notes receivable, offset by an increase in capital expenditures of $4.6 million. The change in 1999 from 1998 was due to a decrease in capital expenditures of $8.8 million in 1999 as construction of the Lubbock, Texas plant was completed in the last quarter of 1998; partially offset by an increase in notes receivable from the year 1998.

         Net cash used in financing activities in 2000 includes repayment on our pre-petition revolving credit facility of $87.5 million, our repayment of pre-petition term loans of $190.6 million and the voluntary repayment of $19.0 million in our post-petition term loan. These repayments were offset by the receipt of $60.0 million from Koch Industries related to the negotiated settlement as provided in the bankruptcy plan, our borrowing under the post-petition term loan of $175.0 million, and the issuance of $1.4 million in notes as payment for advisory fees. Net cash provided by financing activities in 1999 includes borrowings under our pre-petition revolving credit facility of $67.5 million less the repayment of term loans of $5.5 million. Net cash provided by financing activities in 1998 includes the proceeds from the prepetition credit facility, including term loans, of $220.0 million, the proceeds from the senior subordinated notes of $350.0 million less the repayment of certain of certain prior indebtedness totaling $388.7 million and payments of $253.3 million, including $8.0 million in acquisition costs, for the purchase of PM Holdings shares in connection with the 1998 merger. In addition, net cash used in financing activities in 1998 includes payments of $12.4 million for financing costs.

         At December 31, 2000, we had $37.7 million in cash and cash equivalents on hand with $42.1 million available for borrowing under our new revolving credit facility. We operate with a relatively low working capital level because a majority of our sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

         Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under our revolving credit facility. Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should we need to do so, may be affected by cash requirements for debt service. Our credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. Additionally, we are required to provide our lenders monthly financial reports as to the results of our operations. The credit agreement also requires us to make mandatory repayments of the term loan in amounts equal to 50%- 80% of Excess Cash Flow (as defined in the Credit Agreement). No payment is due in 2001 due to the voluntary prepayment of $19.0 of term loans in 2000.

         We expect that capital expenditures during fiscal year 2001 will be approximately $25.0 million to $30.0 million which includes approximately $3.0 million related to new or improved manufacturing systems at facilities where horse products are manufactured to maintain these systems as ionophore free. Our actual capital expenditures for the year 2000 were $25.6 million. We may from time to time be required to make additional capital expenditures in connection with the execution of our business strategies. Our capital expenditures during fiscal year 1999 were approximately $21.0 million, which included $3.3 million related to our new accounting and information reporting system.

         We will incur substantially lower interest expense in the future as a result of the lower level of debt. We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under debt agreements depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

SUBSEQUENT DEVELOPMENTS

         On January 17, 2001, we voluntarily initiated a limited product recall at our Gonzales, Texas plant. The recall involved one animal feed product that was manufactured at this plant and shipped to one customer. Our quality assurance program detected the product formulation variance in the handling of the animal feed ingredient, ruminant meat and bone meal, which is not permitted in feed intended for ruminant animals. We purchased the 1,222 cattle that were fed the product and will use these cattle for non-human food purposes in order to attempt to ensure that the meat will not enter the human food supply. We estimate that total cost including the costs to remove and dispose of all ruminant meat and bone meal at all our plants, before insurance recoveries, will approximate $1.5 to $3.5 million.

KEY MEASURES AND CONCEPTS FOR UNDERSTANDING THE BUSINESS

         Because one of the principal focuses of the Company is cash flow, management uses earnings before interest expense, interest income, income taxes, depreciation, amortization, gains or losses on fixed asset dispositions and write-downs, restructuring costs, and other non-recurring gains, losses or expenses ("EBITDAR") as a key measure for evaluating performance and compensating management under its annual incentive plan. EBITDAR is also a principal component of several covenants under the Credit Agreement. The following table provides a reconciliation of income (loss) before taxes and extraordinary items to EBITDAR.

(Dollars in millions)


                                           POST-EMERGENCE                                PRE-EMERGENCE
                                       -------------------     -------------------------------------------------------------------
                                                                     POST-MERGER                                     PRE-MERGER
                                       ------------------------------------------------------------------------     --------------
                                             SIX MONTHS         SIX MONTHS         YEAR
                                                ENDED              ENDED           ENDED         MARCH 13 TO        JANUARY 1 TO
                                            DECEMBER 31,         JUNE 30,       DECEMBER 31,    DECEMBER 31,          MARCH 12,
                                                2000               2000             1999            1998                1998
                                                ----               ----             ----            ----                ----
OPERATING INCOME (LOSS)                 $       9.5            $      2.9     $   (203.1)       $   (27.5)           $   ( 7.4)
ADDBACK:
  Depreciation & amortization                  22.6                  30.4           48.0             40.1                 10.1
  Amortization of deferred
    financing costs                               -                  (0.6)          (1.3)            (0.8)                (0.6)
  (Gains) losses related to asset
    disposition and vitamin
    purchases claim settlement                 (0.5)                (27.0)           1.3              1.4                  0.2
NONRECURRING CHARGES:
  Provision for asset write-off                   -                     -          181.3                -                    -
  Restructuring expenses                        3.5                  24.9           18.1                -                    -
  Other                                           -                     -            6.4             34.6                 15.9
                                       ----------------------- -------------- ---------------- ----------------     --------------
EBITDAR                                 $      35.1            $     30.6     $     50.7       $     47.8           $     18.2
                                       ======================= ============== ================ ================     ==============

         The nonrecurring charges-other represents the cost and expenses in connection with a provision for losses on discontinued businesses, reserves for losses on guarantees, litigation expenses, merger integration expenses and other non-recurring charges for the year ended December 31, 1999 and the period March 13 to December 31, 1998. For the period January 1 to March 12, 1998, nonrecurring charges-other represents compensation expense paid management and holders of stock options and stock rights units in connection with the Merger.

         EBITDAR as presented may not be comparable to similarly titled measures used by other companies, depending upon the treatment of non-cash and other specific charges. When evaluating EBITDAR, investors should consider that
EBITDAR: (i) should not be considered in isolation but together with other factors that may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment;
(ii) is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activity to amend SFAS
133. Collectively, these statements establish accounting and reporting standards requiring that an entity recognize certain derivative instruments as assets and liabilities in the statement of financial position and measure them at fair value. These statements require that changes in the fair value of derivatives are be recognized currently in earnings unless specific accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS 133 and SFAS 138 become effective for fiscal years beginning after June 15, 2000. The Company will adopt these statements effective January, 2001. The Company does not expect to meet the documentation and designation requirements of SFAS 133 and SFAS 138. Accordingly, the Company believes that when adopted, its derivative instruments will not qualify as hedges and therefore volatility in reported earnings will increase.

OUTLOOK OF OPERATING RESULTS

         Based on current economic conditions in the agricultural markets, especially those of most of our customers, we anticipate that earnings for the year 2001 will remain relatively stable. We believe that the expected continued cash flow from operations plus the availability of $42.1 million under our revolving credit facility should position the Company to meet its future cash needs, including estimated capital expenditures of $25.0 million to $30.0 million for the year 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under our credit agreement, the term loan bears interest at floating rates that are, at our option, based either upon bank prime or Eurodollar rates. We primarily pay interest based on the Eurodollar rate. As a result, we are subject to interest rate risk. To mitigate the impact of fluctuations in interest rates, we utilize interest rate swaps to fix the rate on a portion of our floating rate debt. The following table provides information about our term loan that is subject to interest rate risk. For the term loan, the table presents principal cash flows and applicable interest rates by expected maturity dates. (Dollars in millions)


                                                                   FAIR MARKET VALUE AT
                           2001      2002        2003       TOTAL  DECEMBER 31, 2000
                           ----      ----        ----       -----  -----------------
Variable rate term
debt including
current portion:
   Tranche A (1)          $    -    $   6.0    $  150.0   $  156.0   $  150.5
   Interest rate (2)

(1) During the first 41 days of 2001, the Company repaid an additional $21.0 million of the term loan. Accordingly, as of February 10, 2001, the total Tranche A term debt outstanding was $135.0 million, with the first remaining principal payment being due on September 30, 2003.

(2)  Eurodollar plus 2.75% (9.54% on December 31, 2000).

         On September 22, 2000, the Company entered into a swap contract on $100.0 million of amortizing debt under the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate. Based on interest rates at December 31, 2000, an increase in interest rate of 1.0% would result in an increase in interest expense of $0.6 million after considering the swap contract.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
     Independent Auditors' Report-- KPMG LLP                                              28

     Independent Auditors' Report-- Deloitte & Touche LLP                                 29

     Consolidated Balance Sheets--December 31, 2000 and 1999                              30

     Consolidated Statements of Operations--Six months ended December 31, 2000,           32
     six months ended June 30, 2000, year ended December 31, 1999 and periods
     March 13, 1998 through December 31, 1998 and January 1, 1998 through March
     12, 1998

     Consolidated Statements of Stockholder's Equity-- Six months ended                   33
     December 31, 2000, six months ended June 30, 2000, year ended December 31,
     1999 and periods March 13, 1998 through December 31, 1998 and January 1,
     1998 through March 12, 1998

     Consolidated Statements of Cash Flows-- Six months ended December 31,                34
     2000, six months ended June 30, 2000, year ended December 31, 1999 and periods March 13, 1998 through December 31, 1998 and January 1, 1998 through March 12, 1998

     Notes to Consolidated Financial Statements                                           36

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND STOCKHOLDERS
PURINA MILLS, INC.

We have audited the accompanying consolidated balance sheets of Purina Mills, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six month period ended December 31, 2000, the six month period ended June 30, 2000, the year ended December 31, 1999 and the period March 13, 1998 through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Purina Mills, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the six month period ended December 31, 2000, the six month period ended June 30, 2000, the year ended December 31, 1999, and the period from March 13, 1998 through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on June 30, 2000. As a result of the adoption of "fresh-start" reporting, the consolidated financial information for the period after the emergence from bankruptcy is presented on a different cost basis than for the periods before the emergence from bankruptcy and, therefore, is not comparable.

As discussed in Note 1 to the consolidated financial statements, effective March 12, 1998, Koch Agriculture Company acquired all of the outstanding stock of PM Holdings Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than for the period before the acquisition and, therefore, is not comparable.

KPMG LLP
St. Louis, Missouri
February 13, 2001

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND STOCKHOLDER
PM HOLDINGS CORPORATION

We have audited the accompanying consolidated statements of operations, stockholder's equity (deficit), and cash flows of PM Holdings Corporation and Subsidiaries for the period January 1, 1998 through March 12, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of PM Holdings Corporation and Subsidiaries for the period January 1, 1998 through March 12, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Saint Louis, Missouri
August 7, 1998


                    PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------
                                         CONSOLIDATED BALANCE SHEETS

See Note 1

(Dollars in Thousands, Except Share Amounts)

                                                                     POST-EMERGENCE         PRE-EMERGENCE
                                                                     --------------         -------------
                                                                                  DECEMBER 31,
                                                                  ---------------------------------------------
ASSETS                                                                    2000                   1999
----------------------------------------------------------------- --------------------- -----------------------
CURRENT ASSETS:
Cash and cash equivalents                                              $   37,664            $   48,094
Accounts receivable - trade, net of allowance
     for doubtful accounts of $7,390 and $15,733
     at December 31, 2000 and 1999, respectively                           33,009                38,817
Inventories                                                                50,874                58,869
Prepaid expenses, deferred and other assets                                 7,555                 7,758
Deferred income taxes                                                      13,787                     -
                                                                  --------------------- -----------------------
     TOTAL CURRENT ASSETS                                                 142,889               153,538

Property, plant and equipment, net                                        209,498               235,378
Intangible assets, net                                                     40,097               155,000
Reorganization value in excess of amounts allocable to
     identifiable assets, net                                              97,061                     -
Notes receivable                                                            3,485                 8,147
Deferred financing costs, net                                                   -                10,107
Other assets                                                               29,227                26,845
                                                                  --------------------- -----------------------

TOTAL ASSETS                                                           $  522,257            $  589,015
----------------------------------------------------------------- --------------------- -----------------------
See accompanying notes.



                     PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------
                                        CONSOLIDATED BALANCE SHEETS

See Note 1

(Dollars in Thousands, Except Share Amounts)

                                                                     POST-EMERGENCE        PRE-EMERGENCE
                                                                     --------------        -------------
                                                                                 DECEMBER 31,
                                                                  -------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                      2000                  1999
----------------------------------------------------------------- --------------------- ---------------------
CURRENT LIABILITIES:
Accounts payable                                                       $   51,509             $  32,759
Customer advance payments                                                   7,600                10,809
Accrued expenses                                                           25,539                31,769
Interest payable                                                              677                     -
Current portion of long-term debt and bank borrowings under
     Revolving Credit Facility                                              1,439               278,031
                                                                  --------------------- ---------------------
     TOTAL CURRENT LIABILITIES                                             86,764               353,368

Deferred income taxes                                                      69,656                     -
Retirement obligations                                                     25,829                25,880
Other liabilities                                                             995                 6,069
Long-term debt                                                            156,125                     -
Commitments and contingencies (Notes 13 and 14)

Liabilities subject to compromise (Note 1)                                     --               419,500

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $0.01 par value: 5,000,000 shares authorized,
  none issued or outstanding                                                     --                    --
Common stock, $0.01 par value; 20,000,000 shares authorized,
  10,000,000 shares issued at December 31, 2000 and $1.00
  par value; 1,000 shares authorized, issued and outstanding at
  December 31, 1999                                                           100                     1

Additional paid-in capital                                                184,900               109,499
Retained deficit                                                           (1,281)             (323,956)
Accumulated other comprehensive loss                                         (831)               (1,346)
                                                                  --------------------- ---------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      182,888              (215,802)
                                                                  --------------------- ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  522,257             $ 589,015
----------------------------------------------------------------- --------------------- ---------------------
     See accompanying notes.


                     PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

See Note 1

(Dollars in Thousands, Except Per Share Amount)

                                            POST-EMERGENCE                              PRE-EMERGENCE
                                           ---------------   ---------------------------------------------------------------------
                                                                      POST-MERGER                                   PRE-MERGER
                                           -------------------------------------------------------------------    ----------------
                                              SIX MONTHS      SIX MONTHS
                                                ENDED            ENDED         YEAR ENDED      MARCH 13, TO        JANUARY 1 TO
                                             DECEMBER 31,      JUNE 30,       DECEMBER 31,     DECEMBER 31,          MARCH 12,
                                                 2000            2000             1999             1998                1998
                                                 ----            ----             ----             ----                ----

NET SALES                                    $  425,259        $  414,546     $  881,936        $  784,408          $  214,272

COSTS AND EXPENSES:
Cost of products sold                           335,951           329,164        706,888           640,359             171,233
Marketing, distribution and
  advertising                                    43,567            43,196         91,477            73,064              17,543
General and administrative                       22,604            26,494         65,455            59,900              27,587
Amortization of intangibles                       8,828            13,575         15,126            14,491               3,838
Research and development                          2,985             2,723          5,978             5,429               1,376
Provision for plant closings                         --                --         19,665                --                  --
Provision for intangible asset
  impairment                                         --                --        161,593                --                  --
Provision for loss on guarantees                     --                --             --            14,175                  --
Restructuring and reorganization
  expenses                                        3,534            24,924         18,102                --                  --
Other (income) expense, net                      (1,727)          (28,449)           743             4,470                 109
                                           ----------------- -------------- ----------------- ---------------- -- ----------------
                                                415,742           411,627      1,085,027           811,888             221,686

OPERATING INCOME (LOSS)                           9,517             2,919       (203,091)          (27,480)             (7,414)
Interest expense - net                            7,027             9,759         48,698            39,467               8,047
                                           ----------------- -------------- ----------------- ---------------- -- ----------------
Income (loss) before income taxes,
     extraordinary item and revaluation
     gain                                         2,490            (6,840)      (251,789)          (66,947)            (15,461)
Provision (benefit) for income taxes              2,971                 --        29,004           (23,784)             (5,713)
                                           ----------------- -------------- ----------------- ---------------- -- ----------------
Loss before extraordinary item and
     revaluation gain                              (481)           (6,840)      (280,793)          (43,163)             (9,748)
Extraordinary item-gain on
     extinguishment of debt, net of tax
     of $59,582                                      --           159,359             --                --                  --
Revaluation of assets and liabilities
     pursuant to the adoption of
     "fresh-start" reporting                         --             2,483             --                --                  --

                                           ----------------- -------------- ----------------- ---------------- -- ----------------
NET INCOME (LOSS)                          $       (481)       $  155,002     $ (280,793)       $  (43,163)         $   (9,748)
                                           ----------------- -------------- ----------------- ---------------- -- ----------------

BASIC AND DILUTED NET LOSS PER COMMON
     SHARE                                 $     (0.05)
Weighted average common shares
     outstanding                              10,000,000

     See accompanying notes.


                          PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

See Note 1

(Dollars in Thousands)

                                                     ADDITIONAL   ACCUMULATED OTHER
                                         COMMON       PAID-IN       COMPREHENSIVE       RETAINED      COMPREHENSIVE
PRE-EMERGENCE                             STOCK       CAPITAL            LOSS           DEFICIT            LOSS             TOTAL
-------------                          ----------- ------------ ------------------- ------------- ------------------- -------------
PRE-MERGER
----------
BALANCE JANUARY 1, 1998                        5         36,290          (2,099)         (50,378)                          (16,182)

Comprehensive loss:
   Net loss                                   --             --              --           (9,748)        (9,748)            (9,748)
                                       ----------- ------------ ------------------- ------------- ------------------- -------------
BALANCE MARCH 12, 1998                         5         36,290          (2,099)         (60,126)                          (25,930)

Adjustments due to merger                     (4)        73,209           2,099           60,126                           135,430

POST-MERGER
-----------
Comprehensive loss:
   Net loss                                   --             --              --          (43,163)       (43,163)           (43,163)
                                       ----------- ------------ ------------------- ------------- ------------------- -------------
BALANCE DECEMBER 31, 1998                      1        109,499              --          (43,163)                           66,337

Comprehensive loss:
   Net loss                                   --             --              --         (280,793)      (280,793)          (280,793)
   Other comprehensive loss,
     net of tax - adjustment for
     minimum supplemental
     retirement liabilities                   --             --          (1,346)              --         (1,346)            (1,346)
                                       ----------- ------------ ------------------- ------------- ------------------- -------------
Comprehensive loss                                                                                  $  (282,139)
                                                                                                    =================
BALANCE DECEMBER 31, 1999                      1        109,499          (1,346)        (323,956)                         (215,802)

Capital contribution                                     60,000                                                             60,000
Comprehensive income:
   Net income - six months ended
     June 30, 2000                                                                       155,002        155,002            155,002
                                                                                                    =================
"Fresh-start" adjustments:
   Cancellation of former equity and          (1)      (169,499)          1,346          168,154                               --
     elimination of deficit
   Issuance of new equity                    100        184,900              --               --                           185,000
                                       ----------- ------------ ------------------- ------------- ------------------- -------------
BALANCE JUNE 30, 2000                        100        184,900              --             (800)                          184,200

POST-EMERGENCE
Comprehensive loss:

   Net loss - six months ended
     December 31, 2000                        --             --              --             (481)          (481)              (481)
   Other comprehensive loss,
     net of tax - adjustment
     for minimum supplemental
     retirement liabilities                                                (831)                           (831)              (831)
                                       ----------- ------------ ------------------- ------------- ------------------- -------------
   Comprehensive loss                                                                               $    (1,312)
                                                                                                    =================
BALANCE DECEMBER 31, 2000                $   100     $  184,900   $        (831)      $   (1,281)                       $  182,888
                                       ----------- ------------ ------------------- ------------- ------------------- -------------

   See accompanying notes.


                            PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES
        ---------------------------------------------------------------------------------------------------------------
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

See Note 1

(Dollars in Thousands)

                                                 POST-EMERGENCE                             PRE-EMERGENCE
                                                 --------------   ----------------------------------------------------------------
                                                                            POST-MERGER                              PRE-MERGER
                                                 ------------------------------------------------------------------ --------------
                                                   SIX MONTHS       SIX MONTHS         YEAR
                                                      ENDED           ENDED            ENDED        MARCH 13 TO      JANUARY 1 TO
                                                  DECEMBER 31,       JUNE 30,        DECEMBER 31,   DECEMBER 31,       MARCH 12,
                                                      2000             2000             1999           1998              1998
                                                      ----             ----             ----           ----              ----
OPERATING ACTIVITIES:
Net income (loss)                                 $      (481)      $  155,002     $  (280,793)     $  (43,163)        $   (9,748)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
     Gain on extinguishment of debt                        --         (159,359)             --              --                 --
     Gain on revaluation pursuant to
         "fresh-start" reporting                           --           (2,483)             --              --                 --
     Depreciation and amortization                     21,458           28,612          45,800          39,275              9,965
     Accretion of discount on discount
         debentures                                        --               --              --              --              1,845
     (Gain) loss on disposal of property,
         plant and equipment                              (63)          (2,657)          1,326           1,266                169
     Provision for loss on plant closings
         and  asset impairment                             --               --          19,665              --                 --
     Provision for loss on intangible asset
         impairment                                        --               --         161,593              --                 --
     Provision for loss on guarantees and
         notes receivable                                  --               --              --          19,812                 --
     Provision for deferred income taxes                2,945               --          27,761         (29,580)            (2,926)
Net changes in operating assets and liabilities:
     Accounts receivable                               (6,818)          12,626           5,288          (1,628)             8,731
     Inventories                                         (344)           8,339           2,993           3,358              1,580
     Prepaid expenses and other assets                  2,170           (4,946)         (5,369)         10,516             (4,846)
     Accounts payable and other liabilities             8,860           (8,161)        (10,252)         60,067            (44,901)
                                                 ---------------- --------------- --------------- ----------------- ----------------
NET CASH PROVIDED BY (USED IN) OPERATING

ACTIVITIES                                         $   27,727       $   26,973      $  (31,988)     $   59,923         $  (40,131)

INVESTING ACTIVITIES:
Proceeds from sale of property, plant and
  equipment                                               364           15,757           1,571             154                 58
Purchase of property, plant and equipment             (16,915)          (8,642)        (20,980)        (25,280)            (4,486)
Net change in notes receivable                            923            3,739          (3,889)            782                 98
                                                 ---------------- --------------- --------------- ----------------- ----------------
NET CASH PROVIDED BY (USED IN) INVESTING

ACTIVITIES                                         $  (15,628)      $   10,854      $  (23,298)     $  (24,344)        $   (4,330)


                            PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES
        ---------------------------------------------------------------------------------------------------------------
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

See Note 1

(Dollars in Thousands)

                                                  POST-EMERGENCE                              PRE-EMERGENCE
                                                  --------------   ----------------------------------------------------------------
                                                                            POST-MERGER                                  PRE-MERGER
                                                  -----------------------------------------------------------------    ------------
                                                   SIX MONTHS       SIX MONTHS         YEAR
                                                      ENDED           ENDED            ENDED        MARCH 13 TO       JANUARY 1 TO
                                                  DECEMBER 31,       JUNE 30,        DECEMBER 31,   DECEMBER 31,        MARCH 12,
                                                      2000             2000             1999           1998                1998
                                                      ----             ----             ----           ----                ----
FINANCING ACTIVITIES:
Proceeds from pre-petition subordinated
  notes                                            $        --      $       --      $        --     $        --        $   350,000
Proceeds (repayment) of pre-emergence
  term loan                                                 --        (190,550)          (5,475)         (3,975)           200,000
Repayment of pre-merger term loans,
  subordinated notes, discount debentures and
  other debt                                                --              --               --        (384,612)                --
Capital contribution                                        --          60,000               --              --            109,500
Purchase of equity and acquisition costs                    --                               --              --           (253,255)
Proceeds (repayment) of revolving credit
  facility                                                  --         (87,471)          67,471          20,000                 --
Proceeds (repayment) of post-emergence                 (19,000)        175,000               --              --                 --
  term loans
Issuance of promissory notes                             1,439              --               --              --                 --
Payment of financing costs                                  --              --               --            (371)           (11,996)
Other                                                      (25)            251              (62)           (183)            (2,300)
                                                  --------------   ---------------  -------------   -------------    --------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                       $   (17,586)     $  (42,770)      $   61,934     $  (369,241)       $   391,949
Increase (decrease) in cash and cash
  equivalents                                           (5,487)         (4,943)           6,648        (333,662)           347,488
Cash and cash equivalents at beginning of
  period                                                43,151          48,094           41,446         375,108             27,620
                                                  --------------   ---------------  -------------   -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    37,664      $   43,151       $   48,094     $    41,446        $   375,108
                                                  ==============   ===============  =============   =============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid (refunded) during the period for:
       Interest                                    $     7,655      $   13,598       $   39,152     $    31,070        $    11,267
       Income taxes                                        765             173              484            (800)                43
  Non-cash effects of reorganization activities:
       Deferral of Subordinated Notes
          due to reorganization activities         $        --      $       --       $  350,000     $        --        $        --
       Deferral of accounts payable and
           other liabilities due to
           reorganization activities                        --              --           69,500              --                 --
                                                  --------------   ---------------  -------------   -------------    --------------
INCREASE IN LIABILITIES SUBJECT TO  COMPROMISE     $        --      $       --       $  419,500     $        --        $        --
                                                  ==============   ===============  =============   =============    ==============

   See accompanying notes.

     PURINA MILLS, INC. (FORMERLY PM HOLDINGS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Overview

         Purina Mills, Inc. ("Purina Mills", "Purina", or the "Company") is a market leader in the United States in developing, manufacturing, and marketing differentiated animal nutrition products and programs for dairy cattle, beef cattle, hogs, and horses. The Company also develops, manufactures and sells poultry feeds as well as specialty feeds for rabbits, zoo animals, laboratory animals, birds, fish and pets. In the United States products are generally marketed under the widely recognized brand names Purina(R) and Chow(R), and the "Checkerboard" Nine Square Logo(R) and other trademarks pursuant to an exclusive, perpetual, royalty-free license from Ralston Purina Company, except with regard to dog and cat food, which is marketed domestically under the PMI Nutrition brand name. Products are sold as complete feeds or concentrated nutritional additives which are mixed with our customer's base ingredients.

The Merger

         Pursuant to the Agreement and Plan of Merger among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, dated as of January 9, 1998 (the "Merger Agreement"), Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation.

         As a result of the Merger, which closed on March 12, 1998, Koch Agriculture owned 100% of Holdings, which owned 100% of Purina Mills. The sources and use of funds required to consummate the Merger and related financings are summarized below:

                   Sources of funds (in millions):

          Credit facilities:
              Term loans                                $     200.0
              Revolving credit facility                         9.9
          Senior Subordinated Notes ("Notes")                 350.0
          Equity contribution to Holdings                     109.7
                                                     -----------------
                 Total                                  $     669.6
                                                     =================

                   Use of funds (in millions):

          Purchase price for equity of Holdings         $     258.7
          Repayment of existing indebtedness                  385.5
          Fees and expenses                                    25.4
                                                     -----------------
                 Total                                  $     669.6
                                                     =================

         The proceeds from the credit facilities and the Notes, the equity contribution to Holdings and the purchase of the equity of Holdings are included in the pre-merger period. The Merger was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the consolidated financial statements for periods subsequent to March 12, 1998 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of March 12, 1998. The consolidated financial statements for the period prior to

March 12, 1998 have been prepared on the predecessor cost basis of the Company. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post retirement health care costs.

         The allocation of the $109.5 million purchase price for the Company is summarized as follows (in millions):

         Current assets                                            $     130.8
         Property, plant and equipment                                   268.0
         Intangible assets                                               343.1
         Other noncurrent assets                                          47.6
         Liabilities assumed                                            (680.0)
                                                              -----------------
                 Total                                              $     109.5
                                                              =================


         In connection with the Merger, the Company incurred $15.9 million in non-recurring expenses during the period January 1, 1998 to March 12, 1998. The costs are included in general and administrative expense and relate to compensation paid to management of the Company and the $13.5 million in Merger consideration paid to holders of options and stock right units.

Post-Merger Events

         The economic environment in the agricultural industry during 1998 and 1999 was a difficult one for many individual producers and companies that participate in the sector. Livestock commodity prices were depressed and reached historic lows in many markets. In addition to the overall economic environment, there was significant competition in all areas of agriculture, including the feed industry.

         In connection with the Merger, the Company incurred a significant amount of indebtedness. Of the total $669.6 million required to consummate the Merger, $559.9 million was supplied by indebtedness. Therefore, subsequent to the Merger, a significant portion of the Company's cash flow from operations was dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations. The Company's substantial degree of leverage limited its flexibility to adjust to the depressed conditions in the agricultural industry and made it particularly vulnerable to the downturn in the swine market.

         As a result of its financial condition during 1999 and its substantial degree of leverage, the Company's ability to finance its working capital requirements and implement its business plan were adversely affected by its cash requirements for debt service. On September 15, 1999, the Company failed to make a scheduled interest payment of $15.8 million due to holders of the Notes. On October 21, 1999, the trustee under the indenture (the "Notes Indenture") for the Notes accelerated such Notes as a result of the failure to make such interest payment. On September 30, 1999, the Company failed to pay $2.1 million in principal payments due on the term loans.

Plan of Reorganization

         Faced with these events and an inability to service future interest payments on the Notes, on October 28, 1999 (the "Petition Date"), Holdings and certain of its subsidiaries (the "Debtor") filed voluntary petitions for reorganization (the "Reorganization Cases") under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

         Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-Possession. These claims are reflected in the December 31, 1999 consolidated balance sheet as "liabilities subject to compromise" and consisted of the following:

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

         On January 18, 2000, Purina Mills filed a Form 8-K with the Securities and Exchange Commission, which included a Plan of Reorganization (the "Plan") and a disclosure statement. The Plan provided for, among other things, the merger of Purina Mills with and into Holdings prior to the effective date of the Plan. By operation of the merger, Holdings would succeed to the business previously conducted by Purina Mills and would change its name to Purina Mills, Inc. As described in the disclosure statement, a settlement was also negotiated between Koch Industries, Inc. ("Koch Industries") and a committee representing holders of Notes ("Noteholders") whereby Koch Industries agreed to make a capital contribution of $60 million to the Company. The Plan, as amended, was approved by the creditors and confirmed on April 5, 2000 by the Bankruptcy Court.

         On May 19, 2000, Purina Mills merged with and into Holdings with Holdings being the surviving corporation, renamed Purina Mills, Inc. (the "Company"). The Company's request to list its stock on the NASDAQ National Market was granted on June 26, 2000, and the Plan became effective on June 29, 2000 (the "Effective Date"). The Company emerged from Chapter 11 as of the beginning of business on June 30, 2000.

         As of the Effective Date, in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements for the period through the Effective Date. In adopting "fresh-start" reporting, the Company, with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the net assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including the Company's historical financial performance, its business plan and financial projections, its fiscal 2000 budget, publicly available data of companies whose operations are generally comparable to the operations of the Company and economic and industry data trends. As a result of adopting "fresh-start" reporting, the December 31, 1999 consolidated balance sheet is not comparable to the December 31, 2000 consolidated balance sheet. Operating results subsequent to the Effective Date are comparable to the operating results prior to the Effective Date except for amortization of intangibles, interest expense, restructuring expenses, benefit for income taxes and extraordinary items.

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

         As of the Effective Date, the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. On or about August 15, 2000 and October 30, 2000, the Company made distributions of cash and partial distributions of new common stock of the Company to holders of claims that had been allowed to that date. The Company issued 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program, of which 8,410,017 shares have been distributed and the remaining 1,589,983 shares being held in escrow by the transfer agent. Further distributions will be made quarterly until all allowed claims have been satisfied.

         From June 1999 through December 31, 2000, the Company incurred $46.6 million in restructuring costs. These expenses included advisory and financing fees and expenses incurred in connection with the Reorganization Cases, including costs to re-establish the Company's payroll and benefits programs, moving costs to centralize certain administrative functions and relocate commodity purchasing personnel from Koch Agriculture including payments made to Koch Industries for transitional services, severance costs in connection with restructuring to reduce future administrative costs, and compensation expense under the Key Employee Retention Plan. A summary of such expenses is as follows (in thousands):


                                                               POST-EMERGENCE                        PRE-EMERGENCE
                                                            ----------------------    -------------------------------------------
                                                                 SIX MONTHS               SIX MONTHS                YEAR
                                                                    ENDED                    ENDED                 ENDED
                                                              DECEMBER 31, 2000          JUNE 30, 2000       DECEMBER 31, 1999
                                                              -----------------          -------------       -----------------
           Advisory fees and expenses                        $         1,108            $       11,438      $      12,105
           Moving, severance and service costs                            32                     7,006              3,870
           Compensation expense                                        2,394                     6,480              2,127
                                                            ----------------------  --------------------  ----------------------
                                                             $         3,534            $       24,924      $      18,102
                                                            ======================  ====================  ======================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are accounted for using the equity method.

Minority interests in earnings of subsidiaries and the Company's share of the net earnings of unconsolidated companies accounted for using the equity method are included in other (income) expense, net.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash includes currency on hand and demand deposits with financial institutions

Inventories: Carrying amounts of merchandise, materials and animal inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

Property, Plant and Equipment: In accordance with the adoption of "fresh-start" reporting under SOP 90-7, property, plant and equipment are stated at their estimated fair value as of the Effective Date, with subsequent acquisitions at cost. Expenditures for new facilities and those which substantially increase the useful lives of property are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are included in the consolidated statements of operations. Depreciation is generally provided on the straight-line basis by charges to costs or expenses at rates based upon the following estimated useful lives:

  Buildings and improvements                              15 to 30 years
  Machinery and equipment                                  5 to 15 years
  Office furniture and equipment                           3 to 15 years

Intangible Assets (including Goodwill): Intangible assets at December 31, 2000 represent the Company's estimate of the value of such assets at the Effective Date, in accordance with the principles of SOP 90-7, less amortization since the Effective Date. The intangible assets are amortized over their estimated period of related benefit of one to ten years. Intangible assets, at December 31, 1999, represent the excess of cost over the net tangible assets of the business at the time of acquisition and were amortized over the estimated period of related benefit.

Recoverability of Long-lived Assets: The Company reviews the value of its long-lived assets, including intangible assets, to determine if an impairment has occurred whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets: As a result of adopting "fresh-start" reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $102.2 million as of the Effective Date. This intangible asset is being amortized on a straight-line basis over a ten-year period.

Deferred Financing Costs: Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

Income Taxes: Deferred income taxes are recognized for the effect of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities plus operating loss carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. In connection with "fresh-start" reporting the Company recorded a net $53.5 million deferred tax liability for the effect of temporary differences between the financial reporting and tax basis of its assets and liabilities.

The Company was part of a tax sharing agreement with Koch Industries effective as of the date of the Merger. The agreement provided that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes were utilized by another member of the group, such member would reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provisions for all periods after March 12, 1998 through June 29, 2000 were computed on this basis. The results of operations of the Company after March 12, 1998 through June 29, 2000 have been or will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries. The results of operations of the Company prior to March 12, 1998 were included in the consolidated U.S. corporation income tax return of Holdings, and the results of operations commencing June 30, 2000 will be included in the consolidated return of the Company and its subsidiaries.

Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents and short-term borrowings approximate fair value because of the short-term maturity of these instruments. Notes receivable carry current market interest rates, so that discounted future cash flows approximate their carrying values. As of December 31, 2000 and 1999, the fair value of debt, including current maturities, was $152.1 million and $365.5 million, respectively, compared to its carrying value of $157.6 million and $628.0 million, respectively. The fair values of debt instruments as of December 31, 2000 and 1999 are based on quoted market prices and management's estimates for instruments without quoted market prices. As of December 31, 2000, the fair value of the interest rate swap agreement was $(1.9) million.

Stock-Based Compensation: As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock option plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is recorded over the vesting period if the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The Company accounts for its stock appreciation rights using variable plan accounting, and recognizes compensation expense based on the amount that the market value of the Company's common stock exceeds the exercise price.

Net Loss Per Share: Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted-average number of common and diluted common equivalent shares outstanding during the period, so long as the inclusion of the common equivalent shares would not be antidilutive. Dilutive common equivalent shares consist of stock options. The Company has omitted net earnings or loss per share information for all periods prior to the Effective Date as the Company's capital structure as an independent, publicly owned company did not exist prior to such date.

Revenue Recognition: Net sales and allowances for customer discounts are generally recognized when products are shipped.

Derivative Financial Instruments: All derivative financial instruments held by the Company are designated as hedges of existing assets, liabilities, firm commitments or identifiable transactions. The Company utilizes interest rate swaps to hedge its exposure to fluctuations in variable interest rates. The interest differential to be paid or received on interest rate swaps is recognized as an adjustment to interest expense as the differential occurs. The Company also hedges certain of its grain and commodity purchases and enters into the futures contracts for market hogs as considered necessary to reduce risk associated with market price fluctuations. Gains and losses on futures contracts used to hedge these purchases and sales are recognized in the same period as such inventory is sold. These derivative financial instruments have a high degree of correlation with the underlying exposure and are highly effective in offsetting underlying price movements.

Future Application of Accounting Standards: The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activity to amend SFAS 133. Collectively, these statements establish accounting and reporting standards requiring that an entity recognize certain derivative instruments as assets and liabilities in the statement of financial position and measure them at fair value. These statements require that changes in the fair value of derivatives are be recognized currently in earnings unless specific accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS 133 and SFAS 138 become effective for fiscal years beginning after June 15, 2000. The Company will adopt these statements effective January, 2001. The Company does not expect to meet the documentation and designation requirements of SFAS 133 and SFAS 138. Accordingly, the Company believes that when adopted, its derivative instruments will not qualify as hedges and therefore volatility in reported earnings will increase.

Reclassifications: Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at December 31, 2000 and the year then ended.

3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                      DECEMBER 31,
                                             ----------------------------
                                               2000                  1999
                                             --------              ------
     Raw materials                         $    32,852           $    37,577
     Finished goods                             10,392                11,411
     Animals                                     7,630                 9,881
                                       --------------------- ------------------
            Total                          $    50,874           $    58,869
                                       ===================== ==================

4.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following (in thousands):

                                                      DECEMBER 31,
                                             ----------------------------
                                               2000                  1999
                                             --------              ------
     Land                                 $     10,690          $     13,362
     Buildings                                  63,065                86,332
     Machinery and equipment                   135,283               180,769
     Construction in progress                   13,096                 7,359
                                       --------------------- ------------------
                                               222,134               287,822
     Accumulated depreciation                  (12,636)              (52,444)
                                       --------------------- ------------------
            Total                         $    209,498          $    235,378
                                       ===================== ==================

         Total depreciation expense was $12.6 million, $14.4 million, $29.3 million, $24.0 million and $5.3 million for the six month periods ended December 31, 2000 and June 30, 2000, the year ended December 31, 1999 and the periods March 13, 1998 to December 31, 1998 and January 1, 1998 to March 12, 1998, respectively.

         In connection with the adoption of "fresh-start" reporting, the Company was required to adjust property, plant and equipment to its fair value. Based on the Company's estimate of the fair value of such assets at the Effective Date, an adjustment was made to decrease the net value of property, plant and equipment by approximately $13.1 million with no material change in the remaining useful lives.

         During the quarter ended June 30, 1999, the Company made the decision to discontinue or curtail manufacturing operations at five of its facilities. Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds estimated fair value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and the write-off of $5.0 million for related goodwill were also recorded.

         The Company will continue to review the performance of its facilities to attempt to optimize overall capacity and maximize profits. This review may result in the decision to discontinue operations at additional facilities which could result in additional losses being recorded.

5.   INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                        DECEMBER 31,
                                         ---------------------------------------
                                                 2000                  1999
                                               --------              ------
     Distribution network                    $    24,000           $    40,000
     Patents                                       6,298                15,000
     Goodwill                                          -               262,728
     Other intangibles                            13,518                33,622
                                         --------------------- -----------------
                                                  43,816               351,350
     Accumulated amortization                     (3,719)             (196,350)
                                         --------------------- -----------------
           Total                             $    40,097           $   155,000
                                         --------------------- -----------------

         Intangible assets at December 31, 2000 represent the Company's estimate of the value of such assets at the Effective Date, in accordance with the principles of SOP 90-7, less amortization since the Effective Date, and are being amortized over their estimated period of related benefit of one to ten years.

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

6.  DEBT

Debt consists of the following (in thousands):


                                                                      DECEMBER 31,
                                                       -------------------------------------------
                                                               2000                  1999
                                                             --------              ------

Term Loan                                                  $    156,000          $    190,550
Senior Subordinated Notes due 2010                                    -               350,000
Revolving Credit Facility                                             -                87,471
Promissory Notes                                                  1,439                     -
Other                                                               125                    10
                                                       --------------------- ---------------------
       Total                                               $    157,564          $    628,031
                                                       --------------------- ---------------------

         The foregoing debt at December 31, 2000 and 1999 is classified as follows in the consolidated balance sheets (in thousands):


                                                                      DECEMBER 31,
                                                       -------------------------------------------
                                                               2000                  1999
                                                             --------              ------
Current portion of long-term debt and
     bank borrowings under revolving
     credit facility                                       $      1,439          $    278,031
Long term debt                                                  156,125                     -
Liabilities subject to compromise                                     -               350,000
                                                       --------------------- ---------------------
       Total                                               $    157,564          $    628,031
                                                       --------------------- ---------------------

New Credit Facility: In connection with the consummation of the Plan, the Company entered into a new credit agreement ("the Credit Agreement") which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate of $175.0 million Tranche A Term Loan with a maturity date of December 31, 2003 ("the Term Loan") and (ii) a $50.0 million Revolving Credit Facility with a maturity date of December 31, 2002, with a $30.0 million sub-limit for letters of credit, which is available to finance the Company's ongoing working capital requirements. The proceeds of the Term Loan were borrowed in full on June 29, 2000, to repay the prepetition debt, and $7.9 million of the Revolving Credit Facility has been used for the issuance of letters of credit for ordinary course business purposes of the Company and it subsidiaries at December 31, 2000. No borrowings have been made under the Revolving Credit Facility. The Company is charged an annual fee of 0.5% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of 2.75% per annum on the daily average amount available for drawing under any letter of credit. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings average 9.45% at December 31, 2000.

On September 22, 2000, the Company entered into a swap contract on $100.0 million of the Term Loan, pursuant to requirements in the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate.

During the six month period ended December 31, 2000, the Company voluntarily repaid $19.0 million of its Term Loan. As a result of such repayment, the annual amortization schedule of the Term Loan outstanding on December 31, 2000 is $6.0 million in 2002, and $150.0 million in 2003. The Company is also required to make annual mandatory repayments of the Term Loan in amounts equal to 50% or 80% of Excess Cash Flow, as defined in the Credit Agreement. The first such payment was scheduled to be paid March 2001, however, no additional payment will be due as a result of the voluntary prepayment of $19.0 million in the third quarter of 2000. Additionally, the Company is generally required to make mandatory repayments of amounts received on the sale of assets unless reinvested within specific time periods. No such mandatory repayments were required in the six month period ended December 31, 2000. Any repayments under the Term Loan are not available for future re-borrowings.

The promissory notes relate to amounts due two restructuring investment advisors in connection with the Reorganization Cases. These notes bear interest at 8% per annum and are due December 31, 2001, unless converted to equity earlier at the sole discretion of the investment advisors.

Covenants: The Credit Agreement contains restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Company was in compliance with its debt covenants at December 31, 2000.

Substantially all wholly-owned subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement. Borrowings under the Credit Agreement are also secured by a first priority lien on substantially all assets of the Company and its subsidiaries.

Pre-Petition Credit Facility: In connection with the Merger, the Company entered into a credit agreement which provided for secured borrowings from a syndicate of lenders consisting of (i) a $200.0 million Term Loan and (ii) a $100.0 million revolving credit facility, with a $40.0 million sublimit for letters of credit. At December 31, 1999, a balance of $190.6 million was outstanding on the pre-petition term loan and $87.5 million was outstanding and the Company had $12.5 million in outstanding letters of credit under the revolving credit facility. Accordingly, at December 31, 1999, no amount was available for future borrowing under the pre-petition revolving credit facility.

As a result of the failure to make the scheduled interest payment of $15.8 million due to the Noteholders on September 15, 1999, the indenture trustee accelerated the pre-petition Notes and accordingly, the Company was in default under both the Notes Indenture and the credit agreement. Amounts owed pursuant to the pre-petition credit agreement are included in current portion of long-term debt at December 31, 1999. Also, as a result of the Reorganization Cases, the Notes were classified as "liabilities subject to compromise." The corresponding accrued interest on the Notes of $19.6 million has also been classified as "liabilities subject to compromise." As adequate protection for the holders of secured claims existing under the pre-petition credit agreement, the Company continued to pay all interest on the pre-petition credit facility.

Pre-Petition Notes: In connection with the Merger, the Company sold $350.0 million aggregate principal amount of Notes generating gross proceeds of $350.0 million. The Notes were 9% senior subordinated, unsecured obligations of the Company.

7.  COMMON STOCK

         Pursuant to the Plan, the Company issued 9,910,000 shares of common stock to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program. As of December 31, 2000, the Company had distributed 8,410,017 shares with the remaining 1,589,983 shares held in escrow by Wells Fargo Minnesota Bank, N.A., the transfer agent. The remaining shares will be distributed to holders of unsecured claims as all such claims are finalized in accordance with the Plan. All shares of the Company's common stock outstanding prior to the Plan's effective date were cancelled.

8.  STOCK OPTION PLANS

         On May 17, 2000, the Board of Directors adopted the Purina Mills, Inc. Equity Incentive Plan (the "Option Plan"). Under the terms of the Option Plan, key employees may be granted non-qualified stock options to purchase a maximum of 1.0 million shares of the Company's common stock. The Company granted options on 1.0 million shares of common stock in 2000. The exercise price per share for each grant to an optionee is $18.50 per share on 50% of the option shares, $23.12 per share on 25% of the option shares and $27.75 per share on the remaining 25% of the option shares. The options granted vest ratably over a three-year period and all options under the plan must be granted on or before December 31, 2006, the date the plan terminates. No compensation expense has been recognized under this plan since the exercise price of the option exceeded the fair value of the Company's common stock on the date of grant.

         In November, 2000, the Company established the 2000 Stock Appreciation Rights Plan under which it is authorized to grant 300,000 stock appreciation rights ("SARs") to key employees of the Company. Upon exercise of a SAR the holder is entitled to receive cash equal to the amount by which the market value of the Company's common stock on the exercise date exceeds the exercise price of the SAR. The SARs vest ratably over a period of four years and 278,500 SARs were issued in December, 2000 and are outstanding at December 31, 2000. The exercise price of all outstanding SARs is $12.50 per share, and none of the SARs were vested at December 31, 2000. No compensation expense was recognized for the SARs because the exercise price of the SARs was greater than the market price of the common shares.

         The Company applies APB 25 and related interpretations in accounting for its stock options. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's net loss and net loss per share for the six month period ended December 31, 2000 would have been $752,000 and $0.08 per share, respectively, compared to the reported net loss and net loss per share of $481,000 and $0.05 per share, respectively.

         The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six month period ended December 31, 2000; risk free interest rate of 5.0%, no dividend yield, expected volatility of 35.0% and a weighted-average expected life of six years. The weighted average fair value of each option granted during the year ended December 31, 2000 was $1.63 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

         The following summarizes stock option plan activity during the year ended December 31, 2000:


                                                                                         WEIGHTED AVERAGE EXERCISE
                                                                    OPTIONS                        PRICE
                                                           --------------------------    ---------------------------
         Outstanding at beginning of year                                    --          $              --
               Granted                                                1,000,000                      21.97
               Exercised                                                     --                         --
               Cancelled                                                     --                         --
                                                           --------------------------    ---------------------------
         Outstanding at end of year                                   1,000,000          $           21.97
                                                           ==========================    ===========================
         Options exercisable at year end                                     --                         --
                                                           ==========================    ===========================


         Prior to the Merger, the Company had three stock option plans for employees and directors of the Company. Stock options and stock right units were granted under the plans from 1993 through 1997. Pursuant to the Merger, each outstanding option to purchase Holdings common stock and each stock rights unit entitling the holder thereof to acquire Holdings common stock became 100% vested. Option holders and stock rights unit holders received the Merger consideration for each share of Holdings common stock into which such options or stock rights units were exercisable immediately prior to the Merger. Cash proceeds paid to holders of options and stock rights units was $13.5 million. During 1998 and 1999 no additional stock options or stock rights units were granted and there were no stock options or stock rights units outstanding as of December 31, 1998 or 1999.

9.     NET LOSS PER COMMON SHARE

         The contingent issuance of securities such as shares under option are excluded from the computation of diluted earnings per share if their inclusion would have been anti-dilutive. Because the Company incurred a loss in the six month period ended December 31, 2000, the amounts for basic and diluted loss per share are the same. Earnings or loss per share of Common Stock for all periods through June 30, 2000 are not shown as the Company's stock was not traded in a public market before such date.

10.   INCOME TAXES


         The components of the provision for income taxes are as follows (in thousands):

                           POST-EMERGENCE                                       PRE-EMERGENCE
                        ------------------    -----------------------------------------------------------------------------------
                                                           POST-MERGER                                            PRE-MERGER
                        ----------------------------------------------------------------------------------    -------------------
                          SIX MONTHS ENDED     SIX MONTHS ENDED       YEAR ENDED          MARCH 13 TO            JANUARY 1 TO
                            DECEMBER 31,           JUNE 30,          DECEMBER 31,         DECEMBER 31,            MARCH 12,
                                2000                 2000                1999                 1998                   1998
                        --------------------- ------------------- -------------------- -------------------    -------------------
CURRENT:
   Federal                $             -       $         -         $        35          $     6,040              $   (1,911)

   State                               26                 -               1,208                 (244)                   (876)

DEFERRED:
   Federal                          1,970                 -              31,535              (26,000)                 (3,000)

   State                              975                 -              (3,774)              (3,580)                     74
                        --------------------- ------------------- -------------------- -------------------    -------------------

                          $         2,971       $         -         $    29,004          $   (23,784)             $   (5,713)
                        --------------------- ------------------- -------------------- -------------------    -------------------

         The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes, extraordinary items and revaluation gain. The reasons for these differences are as follows (in thousands):


                                              POST-EMERGENCE                                PRE-EMERGENCE
                                              --------------   ---------------------------------------------------------------------
                                                                      POST-MERGER                                      PRE-MERGER
                                              ---------------------------------------------------------------------  ---------------
                                                SIX MONTHS
                                              ENDED DECEMBER   SIX MONTHS ENDED      YEAR ENDED        MARCH 13 TO    JANUARY 1 TO
                                                    31,            JUNE 30,         DECEMBER 31,      DECEMBER 31,     MARCH 12,
                                                  2000              2000               1999               1998            1998
                                              ------------------ ----------------    --------------- -------------------------------
Income taxes (benefit) at statutory rate       $       872      $   (2,394)        $  (88,126)        $  (23,431)      $  (5,411)
State income taxes, net of federal benefit             651              --             (1,668)            (2,486)           (521)
Change in valuation allowance                           --          (1,058)             58,530                --              --
Reorganization expenses (net)                          295             778
Amortization and write-off of intangible
assets                                               1,788           2,956             60,656              1,756             107
Meals and entertainment disallowance                   105             105                137                 75             245
Research tax credit                                     --              --                (26)              (190)             --
Life insurance expense, net                           (342)           (387)              (567)              (104)            (35)
Other, net                                            (398)              -                 68                596             (98)
                                              ---------------- ------------------ ------------------ --------------  ---------------
                                                $    2,971      $        -         $   29,004         $  (23,784)      $  (5,713)
                                              ---------------- ------------------ ------------------ --------------  ---------------

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):


                                                                              DECEMBER 31,
                                                                ------------------------------------------
                                                                        2000                 1999
                                                                --------------------- --------------------
DEFERRED TAX ASSETS:
   Net operating loss carryforwards                                $      2,929          $     46,849
   Alternative minimum tax credit carryforwards                               -                 9,449
   Bad debt and loan loss reserves                                        4,477                12,495
   Accrued retirement benefits                                            9,728                11,408
   Other accruals not currently deductible for tax                        6,400                 8,265
   Tax over book basis of inventory                                         518                   202
                                                                --------------------- --------------------
                                                                         24,052                88,668
   Less valuation allowance                                                   -                58,530
                                                                --------------------- --------------------
     Total deferred tax assets                                          $24,052                30,138

DEFERRED TAX LIABILITIES:
   Book over tax basis of property, plant
     and equipment                                                       58,948                21,428
   Book over tax basis of intangible assets                               9,255                 7,805
   Book over tax basis of other assets                                   11,718                   905
                                                                --------------------- --------------------
     Total deferred tax liabilities                                      79,921                30,138
                                                                --------------------- --------------------
     Net deferred tax liability                                    $    (55,869)         $         --
                                                                --------------------- --------------------

         For the six month period ended December 31, 2000, the Company has a tax net operating loss carryforward of approximately $7.2 million for federal income tax purposes. This tax net operating loss can be utilized within the next 20 years and will not expire until 2020. The Company believes that it is more likely than not that the $7.2 million net operating loss carryforward will be utilized prior to its expiration.

         As a result of the Company's filing for reorganization under Chapter 11 of the United States Bankruptcy Code, all net operating loss carryforwards and alternative minimum tax credit carryforwards at the Effective Date have been eliminated. Also, in connection with "fresh-start" reporting, the Company recorded a net $53.5 million deferred tax liability as of the Effective Date.

         Generally accepted accounting principles require that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company determined that it was not likely to receive a benefit for the net operating loss carryforwards generated in any period through June 30, 2000. Under the Company's tax sharing agreement with Koch Industries, a benefit would only be realized to the extent the Company could utilize such future net tax benefits on a stand-alone basis. Based on management's assessment, such net tax assets cannot be utilized prior to the tax deconsolidation with Koch Industries on June 30, 2000. The Company established a full valuation allowance against these carryforward benefits and its remaining net deferred tax assets at December 31, 1999. The valuation allowance was eliminated in connection with the adoption of "fresh-start reporting on the Effective Date.

11.  EMPLOYEE BENEFIT PLANS

         The Company sponsors a defined contribution 401(k) plan that is available to substantially all employees, exclusive of those covered by a collective bargaining agreement. The current 401(k) plan was established on January 1, 2000 and all participants are eligible to make both before-tax and after-tax contributions. The Company made matching contributions in an amount equal to 100% of the employees' contributions, up to a maximum of 6% of an individual employee's compensation. Matching contributions are made after a participating employee completes one year of service and vest over a period of five years. The plan accepts transfers from Koch Industries' Savings plan. For the year ended December 31, 2000, the Company's matching contributions were $4.5 million.

         For the year 1998, the Company made matching contributions to the Company's prior 401(k) plan in an amount equal to 50% of the employee contributions to the plan, up to a maximum of 3% of an individual employee's compensation. Participants in the Company's prior 401(k) plan vested in matching contributions at the time they are made. Subsequent to the Merger, the Company also made matching contributions for new employees participating in the plan sponsored by Koch Industries in an amount equal to 50% of employee contributions to the plan, up to a maximum of 3% of an individual employee's compensation. Matching contributions made for participants in the plan sponsored by Koch Industries vested over a period of five years. Effective January 1, 1999, those employees participating in the Company's prior 401(k) plan began making their employee contributions to the plan sponsored by Koch Industries. The Company continued to make matching contributions in an amount equal to 50% of employee contributions to the plan, up to maximum of 3% of an individual employee's compensation. Total matching contributions to the 401(k) plans for the years ended December 31, 1999 and 1998 were $2.3 million and $2.2 million, respectively.

         The Company maintains a defined benefit plan that covers those employees whose employment is governed by the terms of a collective bargaining agreement. Benefits for all other employees previously covered under the plan have been frozen. The Company makes annual contributions to the plan which at least equal the amounts required by law. Contribution amounts are determined by independent actuaries using an actuarial cost method that has an objective of providing an adequate fund to meet pension obligations as they mature over the long-term future. At December 31, 2000 and 1999, the assets were held in equity and fixed-income securities.

         The following table sets forth the funded status of the plan at December 31, 2000 and 1999, and the amounts recognized in the Company's consolidated balance sheets at that date and the components of net periodic pension costs related to the above plans for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):


                                                                                 DECEMBER 31,
                                                                     --------------------------------------
                                                                            2000               1999
                                                                     ------------------- ------------------
     CHANGE IN BENEFIT OBLIGATION:
        Benefit obligation at beginning of year                          $   25,568          $   25,824
        Service cost                                                           308                  364
        Interest cost                                                         1,761               1,638
        Actuarial loss (gain)                                                  (663)             (1,053)
        Benefits paid                                                        (1,282)             (1,205)
                                                                     ------------------- ------------------
        Benefit obligation at end of year                                    25,692              25,568
                                                                     ------------------- ------------------
     CHANGES IN PLAN ASSETS:
        Fair value of plan assets at beginning of year                       24,500              23,007
        Actual return on plan assets                                            825               2,698
        Employer contribution                                                   390                  --
        Benefits and expenses paid                                           (1,260)             (1,205)
                                                                     ------------------- ------------------
        Fair value of plan assets at end of year                             24,455              24,500
                                                                     ------------------- ------------------

     Funded status                                                           (1,237)             (1,068)
     Unrecognized net actuarial loss (gain)                                     (64)               (625)
                                                                     ------------------- ------------------
        Net amount recognized                                            $   (1,301)         $   (1,693)
                                                                     ------------------- ------------------
     AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST
         OF:
           Accrued benefit liability                                     $   (1,301)         $   (1,693)
                                                                     ------------------- ------------------


                                                                            YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        2000         1999         1998
                                                                     ------------ ------------ ------------
     COMPONENTS OF NET PERIODIC BENEFIT COST:
        Service cost                                                  $    308     $     364    $     349
        Interest cost                                                    1,761         1,638        1,646
        Recognized actuarial (gain) loss                                   (56)            -            -
        Expected return on plan assets                                  (2,104)       (1,863)      (1,682)
                                                                     ------------ ------------ ------------
          Net periodic benefit cost                                   $    (91)    $     139    $     313
                                                                     ------------ ------------ ------------
     WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
          Discount rate                                                  7.25%         7.00%        6.50%
          Expected return on plan assets                                 8.50%         8.50%        8.50%
          Rate of compensation increase                                  4.50%         4.50%        4.50%

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

         The following table sets forth the status of the non-qualified plans at December 31, 2000 and 1999, and the amounts recognized in the Company's consolidated balance sheets at that date and the net periodic pension costs related to the above plans for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):


                                                                                     DECEMBER 31,
                                                                       ---------------------------------------
                                                                              2000                1999
                                                                       -------------------- ------------------
     CHANGE IN BENEFIT OBLIGATION:
        Benefit obligation at beginning of year                          $     27,249         $     24,506
        Interest cost                                                           1,701                1,626
        Actuarial (gain) loss                                                     (65)               2,436
        Benefits paid or extinguished in bankruptcy                            (4,357)              (1,319)
                                                                       -------------------- ------------------
        Benefits obligation at end of year                                     24,528               27,249
                                                                       -------------------- ------------------
     CHANGES IN PLAN ASSETS:
        Fair value of plan assets at beginning of year                             --                   --
        Employer contribution                                                   1,145                1,319
        Benefits paid                                                          (1,145)              (1,319)
                                                                       -------------------- ------------------
        Fair value of plan assets at end of year                                   --                   --
                                                                       -------------------- ------------------
     Funded status                                                            (24,528)             (27,249)
     Unrecognized net actuarial loss                                            1,367                2,215
                                                                       -------------------- ------------------
        Net amount recognized                                            $    (23,161)        $    (25,034)
                                                                       -------------------- ------------------
     AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST
        OF:
          Accrued benefit liability                                      $    (24,528)        $    (27,249)
          Minimum liability adjustment                                          1,367                2,215
                                                                       -------------------- ------------------
             Net amount recognized                                       $    (23,161)        $    (25,034)
                                                                       -------------------- ------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                         2000          1999           1998
                                                                     ------------- -------------- -------------
     COMPONENTS OF NET PERIODIC BENEFIT COST:
        Interest cost                                                 $  1,701      $   1,626      $   1,618
        Amortization of unrecognized net loss                                 -           248            150
                                                                     ------------- -------------- -------------
        Net periodic benefit cost                                     $  1,701      $   1,874      $   1,768
                                                                     ------------- -------------- -------------
     WEIGHTED AVERAGE ASSUMPTIONS AS OF  DECEMBER 31:
          Discount rate                                                    7.25%        7.00%          6.50%

At December 31, 1999, $3.2 million of the benefit obligation was reflected in the balance sheet as "liabilities subject to compromise." During the year ended December 31, 2000, this liability was satisfied by the payment of cash or stock in connection with the Reorganization Cases.

Subsequent to the Merger through December 31, 1999, employees of the Company not covered by a collective bargaining agreement also participated in a defined benefit pension plan sponsored by Koch Industries. The Company was charged a percentage of eligible employees' compensation. The percentage was 4.9% in 1999 and 1998 and the total cost to the Company approximated $4.0 million and $2.3 million for the year ended December 31, 1999 and for the period June 1 to December 31, 1998, respectively. The percentage was based primarily on years of service and compensation rates near retirement.

Prior to the Effective Date, the Company had a nonqualified, unfunded supplemental executive retirement plan for executives whose benefits under a prior salaried retirement plan sponsored by a former owner were reduced because of compensation under deferral elections or limitations under federal tax laws. All benefit accruals under the supplemental employee retirement plan ceased subsequent to August 31, 1993. The Company had retained sponsorship of this plan, as well as the responsibility for all benefit payments thereunder. The liability associated with the plan at December 31, 1999 has been designated as a "liability subject to compromise" and the plan was terminated in connection with the confirmation of the Plan.

12.  TRANSACTIONS WITH AFFILIATES

         In connection with the Merger, the Company entered into an exclusive commodity purchasing agreement with Koch Agriculture, whereby its Nutrient Services Division supplied the Company with all of its requirements for feed ingredients commencing May 1, 1998. The cost of the ingredients to the Company for the period May 1, 1998 through October 28, 1999 was equal to the spot market price less a discount of $3.50 per ton. As part of a Transition Services Agreement, effective October 29, 1999, for a period of 120 days, Koch Agriculture agreed to continue purchasing ingredients for the Company at a cost equal to the spot market price without discount. Furthermore, the parties agreed to continue in good faith with the orderly transition of the commodity purchasing function to the Company. As of January 1, 2000, substantially all commodity purchasing was again being done by the Company.

         For the six month period ended June 30, 2000 and the years ended December 31, 1999 and 1998, the Company purchased $15.4 million, $449.5 million and $395.7 million, respectively, in commodities from Koch Agriculture's Nutrient Services Division. In the ordinary course of business, the Company also contracted with Koch Industries for various administrative and support services. For the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 the total fees paid in connection with such services amounted to $0.4 million, $3.5 million and $2.5 million, respectively. In the opinion of management, such fees were reasonable.

         Under the Transition Services Agreement, Koch Industries and Koch Agriculture continued to provide, on terms substantially similar to the terms existing prior to the execution of the agreement, payroll processing and administration of employee benefit programs, access to certain information technology systems, availability of certain insurance programs and certain additional administrative support services. Also, in December 1999, Koch Industries and Koch Agriculture entered into a Supplemental Transition Agreement. Under this agreement the Koch entities agreed to assist in the transition of certain employee benefit and commodity purchasing functions, agreed to continue providing certain retiree benefits and agreed to transfer various files, contracts and licenses to the Company. Pursuant to the plan, as consideration therefore, the Company paid Koch Industries $1.6 million on June 29, 2000.

         At December 31, 1999, accounts payable - affiliate, net consists of noninterest-bearing current accounts payable to Koch Industries for administrative and support services and accounts payable to Koch Agriculture for commodity purchases. The total amount due for administrative and support services including payroll and related costs amounted to $0.1 million and the total amount due for purchases of commodities amounted to $30.8 million at December 31, 1999. Of the total amount due for purchases of commodities, $30.2 million of pre-petition liabilities have been designated as "liabilities subject to compromise" in the financial statements.

13.   CONCENTRATION OF CREDIT RISK AND LOAN GUARANTEES

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Substantially all of the Company's sales are to companies or individuals in agriculture-related businesses. The Company has outstanding trade receivables, loans and loan guarantees relating to customers in agriculture-related businesses.

Loan Guarantees: Loan guarantees are made to banks to assist the Company's customers in obtaining bank loans and lines of credit for working capital and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $3.1 million and $6.3 million at December 31, 2000 and 1999, respectively, under these types of arrangements. A loss reserve of $1.0 million, recorded in 1998, has been established for the above guarantees outstanding at December 31, 2000. The maturity dates of these guarantees extend through 2007 with the majority of the guarantees maturing prior to 2004.

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

Swine Purchase Commitments and Swine Operations: To capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at December 31, 2000, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire 0.1 million feeders over the next eight years. Approximately 8% of these commitments are at fixed prices whereas the other 92% vary based on current or published futures prices. The net purchase commitment of 0.1 million feeders represents gross commitments during the period for the Company to purchase approximately 3.4 million feeders less
3.3 million feeders which are under contract to be sold to third parties.

Based on published market prices at December 31, 2000, the Company's net commitment to purchase the 0.1 million feeders totals approximately $3.9 million. This is a decrease of $13.1 million from such amount at December 31, 1999. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company leased facilities, or contract with independent producers to feed the pigs.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 1.0 million feeders over the next eight years. As hog producers experience volatile market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At December 31, 2000 and 1999, the Company had $6.2 million and $8.6 million, respectively, in hog inventory.

For the years ended December 31, 2000 and 1999, the Company recorded a loss of $6.4 million and $16.2 million, respectively, on all swine operations. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impacts on net income (loss), cash flows and liquidity.

14.   COMMITMENTS AND CONTINGENCIES

Operating Leases: the Company rents certain transportation vehicles, warehouses and operating facilities under various operating leases, many of which contain renewal or purchase options. Rent expense was $4.2 million, $3.3 million, $6.0 million, $3.1 million and $1.0 million for the six month periods ended December 31, 2000 and June 30, 2000, the year ended December 31, 1999 and the periods March 13, 1998 to December 31, 1998 and January 1, 1998 to March 12, 1998, respectively.

Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year consist of the following at December 31, 2000 (in thousands):

                                                              OPERATING
                                                               LEASES
                                                          ------------------
     2001                                                    $     6,332
     2002                                                          4,090
     2003                                                          2,351
     2004                                                          1,797
     2005                                                          1,741
     Thereafter                                                    3,078
                                                          ------------------
         Total minimum lease payments                        $    19,389
                                                          ------------------

Litigation: The Company, in the ordinary course of business, is engaged in various litigation and other proceedings principally relating to product claims. The ultimate liability with respect to such litigation and proceedings cannot be determined at this time. The Company is of the opinion that the aggregate amount of any such liabilities will not have a material impact on its financial position or results of operations. Included in "liabilities subject to compromise" is the estimated exposure for pre-petition claims.

15.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The activity in the allowance for doubtful accounts is as follows (in thousands):


                                                                                PROVISION
                                                                                 CHARGED
                                                             BEGINNING         (CREDITED)        WRITE-OFFS
                                                              BALANCE          TO EXPENSE      LESS RECOVERIES   ENDING BALANCE
                                                              -------          ----------      ---------------   --------------

           PERIOD JANUARY 1 TO MARCH 12, 1998                 $   6,539         $     155          $    117         $   6,577
           PERIOD MARCH 13 TO DECEMBER 31, 1998                   6,577             3,382               915             9,044
           YEAR ENDED DECEMBER 31, 1999                           9,044             5,742              (947)           15,733
           SIX MONTHS ENDED JUNE 30, 2000                        15,733             (231)             2,125            13,377
           SIX MONTHS ENDED DECEMBER 31,  2000                   13,377           (2,233)             3,754             7,390

16.      SUBSEQUENT EVENTS

         On January 17, 2001, Purina voluntarily initiated a limited product recall at the Company's Gonzales, Texas plant. The recall involved one animal feed product that was manufactured at the Company's plant and shipped to one customer. Purina's quality assurance program detected the product formulation variance in the handling of the animal feed ingredient, ruminant meat and bone meal, which is not permitted in feed intended for ruminant animals. The 1,222 cattle which were fed the product have been purchased by Purina and will be used for non-human food purposes in order to attempt to ensure that the meat will not enter the human food supply. The Company estimates that its total costs including the costs to remove and dispose of all ruminant meat and bone meal at all its plants, before insurance recoveries, will approximate $1.5 to $3.5 million.

                         QUARTERLY FINANCIAL INFORMATION

                       (IN MILLIONS EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

         The results of any single quarter are not necessarily indicative of Purina's results for the year. Earnings (loss) per share have been presented only for the third and fourth quarters of 2000 as the Company was not an independent, publicly owned company prior to such date.


                                            FIRST                   SECOND          THIRD            FOURTH            FULL
                                           QUARTER                 QUARTER         QUARTER          QUARTER            YEAR
                                           -------                 -------         -------          -------            ----
2000
----
Net sales                                  $  219.2               $  195.3        $  194.5         $  230.8         $  839.8
Gross profit                                   46.4                   39.0            41.1             48.2            174.7
Net earnings (loss)                           (12.8)                 167.8            (1.9)             1.4            154.5
Diluted earnings (loss) per share               N/A                    N/A           (0.19)            0.14              N/A

         Each quarter 2000 earnings were reduced by restructuring and reorganization expenses totaling $8.5 million, $16.4 million, $1.5 million, and $2.0 million, respectfully, for the first through the fourth quarter.

         Second quarter 2000 earnings included an after-tax extraordinary gain on extinguishment of debt and revaluation of assets and liabilities under "fresh-start" reporting of $161.8 million and proceeds of $24.4 million received in settlement of claims for excess charges on vitamin purchases in prior years.

                                         FIRST        SECOND       THIRD        FOURTH          FULL
                                        QUARTER      QUARTER      QUARTER       QUARTER         YEAR
                                        -------      -------      -------       -------         ----
1999
----
Net sales                              $  229.3     $   208.1     $  203.8      $  240.7      $  881.9
Gross profit                               42.0          42.6         42.3          48.1         175.0
Net loss                                   (9.4)        (25.4)       (15.1)       (230.9)       (280.8)

         The second quarter 1999 loss included a $19.7 million provision for plant closings. The fourth quarter 1999 loss included a $161.6 million provision for intangible asset impairment.

         Third and fourth quarter 1999 losses included restructuring and reorganization expenses of $4.6 million and $13.5 million, respectfully.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information regarding directors and the information appearing under "Compliance with Section 16(a) of the Exchange Act" will be contained in the Notice of the 2001 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

The executive officers of the Company are listed under Item 1 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

         Information appearing under "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", Nominating and Compensation Committee Report on Executive Compensation", "Performance Graph", "Stock Ownership", and the remuneration information under "Directors Meetings, Committees and Fees" will be contained in the Notice of the 2001 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership" will be contained in the Notice of the 2001 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information appearing under "Compensation Committee Interlocks and Insider Participation" will be contained in the Notice of the 2001 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1.) FINANCIAL STATEMENTS

         The financial statements are filed as part of this document under item
8. Financial Statements and Supplementary Data.

(a)(2.) FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant

(a)(3.) EXHIBITS

EXHIBIT             DESCRIPTION OF EXHIBIT
-------             ----------------------

2(a) Second Amended Joint Plan of Reorganization of Purina Mills, Inc., PM Holdings Corporation and its Subsidiaries, dated February 22, 2000, incorporated by reference to Exhibit 2(a) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

2(b) Form of Agreement and Plan of Merger 2000, among Koch Agriculture Company, PM Holdings Corporation and Purina Mills, Inc., incorporated by reference to Exhibit 2(b) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

3(a) Amended and Restated Certificate of Incorporation of Purina Mills, Inc., incorporated by reference to Exhibit 3(a) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

3(b) Amended and Restated By-Laws of Purina Mills, Inc., incorporated by reference to Exhibit 3(b) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

4(a) Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4(a) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto file on May 18, 2000.

4(b)              Form of Registration Rights Agreement among Purina Mills, Inc.
                  and certain holders of Common Stock, incorporated by reference to Exhibit 4(b) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

4(c) Form of Rights Agreement between Purina Mills, Inc. and the Rights Agent thereunder, incorporated by reference to Exhibit 4(c) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

4(d)              Form of Convertible Promissory Note between Purina Mills, Inc.
                  and Houlihan Lokey Howard & Zukin Capital, incorporated by reference to Exhibit 4(d) of Purina Mills' Quarterly Report on Form 10-Q (Registration No. 033-66606) filed on August 14, 2000.

4(e)              Form of Convertible Promissory Note between Purina Mills, Inc.
                  and Chanin Capital Partners, incorporated by reference to
                  Exhibit 4(e) of Purina Mills' Quarterly Report on Form 10-Q (Registration No. 033-66606) filed on August 14, 2000.

4(f) Credit Agreement, dated as of June 28, 2000, among Purina Mills, Inc. and certain of its lenders, incorporated by reference to Exhibit 4(f) of Purina Mills' Quarterly Report on Form 10-Q (Registration No. 033-66606) filed on August 14, 2000.

4(g) Form of Term Note, dated as of June 28, 2000, made by Purina Mills, Inc, incorporated by reference to Exhibit 4(g) of Purina Mills' Quarterly Report on Form 10-Q (Registration No. 033-66606) filed on August 14, 2000.

4(h) Form of Lockup Agreement in respect of Common Stock issued under the Purina Mills, Inc. Key Employee Retention Program, incorporated by reference to Exhibit 4(i) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(a) Form of Tax Sharing Agreement among Koch Industries, Inc. and PM Holdings Corporation et al., incorporated by reference to
                  Exhibit 10(a) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(b) Form of Koch Indemnity Agreement among Purina Mills, Inc., Koch Industries, Inc. and Koch Agriculture, et al., incorporated by reference to Exhibit 10(b) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(c) Form of Director and Officer Indemnification Agreement for Purina Mills, Inc., incorporated by reference to Exhibit 10(c) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(d) Form of Senior Executive Officer Employment Agreement for Purina Mills, Inc., incorporated by reference to Exhibit 10(d) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(e)             Form of Equity Incentive Plan, incorporated by reference to
                  Exhibit 10(e) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(f) License Agreement, dated as of October 1, 1986, between Ralston Purina Company and Purina Mills, Inc., incorporated by reference to Exhibit 10(f) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(g) Form of Merger Escrow Agreement among Koch Agriculture, Purina Mills, Inc. and Escrow Agent incorporated by reference to
                  Exhibit 10(g) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

21 Subsidiaries of Purina Mills, Inc., incorporated by reference to Exhibit 21 of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

23(a)*            Consent of KPMG LLP.

23(b)*            Consent of Deloitte & Touche LLP.

24                Power of Attorney.

27*               Financial Data Schedule.

* Filed herewith

(b)  Reports on Form 8-K:

         During the three months ended December 31, 2000, the Company filed a Report on Form 8-K dated December 6, 2000 in response to Item 5-Other Events. The Form 8-K included a press release reporting the adoption of Amendment No. 1 to the Rights Agreement dated June 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Purina Mills, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2001.

                                       PURINA MILLS, INC.

Date:  March 26, 2001                  /s/DARRELL D. SWANK
                                       -------------------
                                       Darrell D. Swank
                                       Executive Vice President,
                                       Chief Financial Officer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


           SIGNATURE                                  CAPACITY
           ---------                                  --------
/s/ BRAD J. KERBS                      Director and Chief Executive Officer
--------------------------------       (Principal Executive Officer)
Brad J. Kerbs

/s/ DARRELL D. SWANK                   Executive Vice President, Chief Financial Officer and
--------------------------------       Secretary
Darrell D. Swank                       (Principal Financial and Accounting Officer)


               *                       Director
--------------------------------
Craig Scott Bartlett, Jr.

               *                       Director
--------------------------------
Robert Cummings

               *                       Director
--------------------------------
James Gaffney

               *                       Director
--------------------------------
Robert A. Hamwee

* The undersigned, by signing his name hereto, does sign and execute this registration statement pursuant to the powers of attorney executed by the above-named officers and directors of the registrant, which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

By:      /s/ DARRELL D. SWANK
         -------------------------------------
         Darrell D. Swank
         Executive Vice President,
         Chief Financial Officer and Secretary

March 26, 2001

INDEX TO EXHIBIT

EXHIBIT                          DESCRIPTION OF EXHIBIT
-------                          ----------------------

2(a) Second Amended Joint Plan of Reorganization of Purina Mills, Inc., PM Holdings Corporation and its Subsidiaries, dated February 22, 2000, incorporated by reference to Exhibit 2(a) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

2(b) Form of Agreement and Plan of Merger 2000, among Koch Agriculture Company, PM Holdings Corporation and Purina Mills, Inc., incorporated by reference to Exhibit 2(b) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

3(a) Amended and Restated Certificate of Incorporation of Purina Mills, Inc., incorporated by reference to Exhibit 3(a) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

3(b) Amended and Restated By-Laws of Purina Mills, Inc., incorporated by reference to Exhibit 3(b) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

4(a) Form of Stock Certificate for Common Stock, incorporated by reference to Exhibit 4(a) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto file on May 18, 2000.

4(b)              Form of Registration Rights Agreement among Purina Mills, Inc.
                  and certain holders of Common Stock, incorporated by reference to Exhibit 4(b) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

4(c) Form of Rights Agreement between Purina Mills, Inc. and the Rights Agent thereunder, incorporated by reference to Exhibit 4(c) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

4(d)              Form of Convertible Promissory Note between Purina Mills, Inc.
                  and Houlihan Lokey Howard & Zukin Capital, incorporated by reference to Exhibit 4(d) of Purina Mills' Quarterly Report on Form 10-Q (Registration No. 033-66606) filed on August 14, 2000.

4(e)              Form of Convertible Promissory Note between Purina Mills, Inc.
                  and Chanin Capital Partners, incorporated by reference to
                  Exhibit 4(e) of Purina Mills' Quarterly Report on Form 10-Q (Registration No. 033-66606) filed on August 14, 2000.

4(f) Credit Agreement, dated as of June 28, 2000, among Purina Mills, Inc. and certain of its lenders, incorporated by reference to Exhibit 4(f) of Purina Mills' Quarterly Report on Form 10-Q (Registration No. 033-66606) filed on August 14, 2000.

4(g) Form of Term Note, dated as of June 28, 2000, made by Purina Mills, Inc, incorporated by reference to Exhibit 4(g) of Purina Mills' Quarterly Report on Form 10-Q (Registration No. 033-66606) filed on August 14, 2000.


4(h) Form of Lockup Agreement in respect of Common Stock issued under the Purina Mills, Inc. Key Employee Retention Program, incorporated by reference to Exhibit 4(i) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(a) Form of Tax Sharing Agreement among Koch Industries, Inc. and PM Holdings Corporation et al., incorporated by reference to
                  Exhibit 10(a) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(b) Form of Koch Indemnity Agreement among Purina Mills, Inc., Koch Industries, Inc. and Koch Agriculture, et al., incorporated by reference to Exhibit 10(b) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(c) Form of Director and Officer Indemnification Agreement for Purina Mills, Inc., incorporated by reference to Exhibit 10(c) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(d) Form of Senior Executive Officer Employment Agreement for Purina Mills, Inc., incorporated by reference to Exhibit 10(d) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(e)             Form of Equity Incentive Plan, incorporated by reference to
                  Exhibit 10(e) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(f) License Agreement, dated as of October 1, 1986, between Ralston Purina Company and Purina Mills, Inc., incorporated by reference to Exhibit 10(f) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

10(g) Form of Merger Escrow Agreement among Koch Agriculture, Purina Mills, Inc. and Escrow Agent incorporated by reference to
                  Exhibit 10(g) of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

21 Subsidiaries of Purina Mills, Inc., incorporated by reference to Exhibit 21 of Purina Mills' Registration Statement on Form 10 (Registration No. 033-66606) filed on March 23, 2000, as amended by Amendment No. 1 thereto filed on May 18, 2000.

23(a)*            Consent of KPMG LLP.

23(b)*            Consent of Deloitte & Touche LLP.

24                Power of Attorney.

27*               Financial Data Schedule.

*        Filed herewith.