Form 10-Q
period 2001-03-31
PURINA MILLS INC/
filed 2001-05-14
CIK 909987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                             Yes...X.... No........



                               Page 1 of 21 pages

                               PURINA MILLS, INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                              Ended March 31, 2001

                                                                                                  Page
                                                                                                  ----
PART I            FINANCIAL INFORMATION
------            ---------------------

Item 1.           Financial Statements (Unaudited)

                    Consolidated Balance Sheets at March 31, 2001
                    and December 31, 2000.                                                          3

                    Consolidated Statements of Operations for
                    the three months ended March 31, 2001 and
                    March 31, 2000.                                                                 4

                    Consolidated Statements of Cash Flows for
                    the three months ended March 31, 2001 and March 31, 2000.                       5

                    Notes to Consolidated Financial Statements                                      6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                    12

Item 2a.          Quantitative and Qualitative Disclosure about
                  Market Risk                                                                      17

PART II           OTHER INFORMATION
-------           -----------------

Item 6.           Exhibits and Reports on Form 8-K                                                 18


SIGNATURE                                                                                          20

PURINA MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2001 AND DECEMBER 31, 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                DECEMBER 31, 2000
                                                                                             (DERIVED FROM AUDITED
                                                                            MARCH 31, 2001    FINANCIAL STATEMENTS)
                                                                            --------------    ---------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $   9,218             $  37,664
Accounts receivable, net                                                          22,890                33,009
Inventories                                                                       49,337                50,874
Prepaid expenses, deferred and other current assets                                8,633                 7,555
Deferred income taxes                                                             13,787                13,787
                                                                               -------------------------------
TOTAL CURRENT ASSETS                                                             103,865               142,889

Property, plant and equipment, net                                               204,937               209,498
Intangible assets, net                                                            38,569                40,097
Reorganization value in excess of amounts allocable to identifiable
     assets, net                                                                  94,506                97,061
Notes receivable                                                                   2,670                 3,485
Other assets                                                                      31,073                29,227
                                                                               -------------------------------
TOTAL ASSETS                                                                   $ 475,620             $ 522,257
                                                                               -------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                               $  32,578             $  51,509
Customer advance payments                                                          4,493                 7,600
Accrued expenses and interest payable                                             24,111                26,216
Current portion of long-term debt                                                  1,439                 1,439
                                                                               -------------------------------
TOTAL CURRENT LIABILITIES                                                         62,621                86,764
Deferred income taxes                                                             66,567                69,656
Retirement obligations                                                            25,944                25,829
Other liabilities                                                                  4,565                   995
Long-term debt                                                                   135,122               156,125
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, none
     issued or outstanding                                                          --                    --
Common stock, $0.01 par value: 20,000,000 shares authorized,
     10,000,000 issued at March 31, 2001 and December 31, 2000
                                                                                     100                   100
Additional paid-in capital                                                       184,900               184,900
Retained deficit                                                                  (1,200)               (1,281)
Accumulated other comprehensive loss                                              (2,999)                 (831)
                                                                               -------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                       180,801               182,888
                                                                               -------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 475,620             $ 522,257
                                                                               ===============================

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        POST-EMERGENCE          PRE-EMERGENCE
                                                        --------------          --------------
                                                         THREE MONTHS           THREE MONTHS
                                                            ENDED                   ENDED
                                                        MARCH 31, 2001          MARCH 31, 2000
                                                        --------------          --------------
NET SALES                                                $    227,910             $    219,197

COSTS AND EXPENSES:
Cost of products sold                                         182,537                  172,759
Marketing, distribution and advertising                        22,747                   22,506
General and administrative                                     13,404                   14,187
Amortization of intangibles                                     4,417                    6,792
Research and development                                        1,515                    1,335
Restructuring expenses                                           --                      8,536
Other (income) expense, net                                    (1,111)                    (318)
                                                         -------------------------------------
                                                              223,509                  225,797

OPERATING INCOME (LOSS)                                         4,401                   (6,600)
Interest expense, net                                           2,796                    6,235
                                                         -------------------------------------
Income (loss) before income taxes                               1,605                  (12,835)
Income tax expense                                              1,524                     --
                                                         -------------------------------------
NET INCOME (LOSS)                                        $         81             $    (12,835)
                                                         -------------------------------------

BASIC AND DILUTED NET INCOME PER COMMON SHARE            $       0.01
Weighted average common shares outstanding                 10,000,000


(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                          POST-EMERGENCE      PRE-EMERGENCE
                                                                          --------------      --------------
                                                                          THREE MONTHS        THREE MONTHS
                                                                              ENDED                ENDED
                                                                          MARCH 31, 2001      MARCH 31, 2000
                                                                          --------------      --------------
OPERATING ACTIVITIES:
Net income (loss)                                                            $     81             $(12,835)
Adjustment to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                             10,850               14,313
     (Gain) loss on asset disposition                                             153                  (58)
     Provision for deferred taxes                                              (3,089)                --
     Change in working capital                                                (13,894)               4,339
                                                                             -----------------------------
Net cash provided by (used in) operations                                    $ (5,899)            $  5,759

INVESTING ACTIVITIES:
Sale of property, plant and equipment                                              82                  438
Purchase of property, plant and equipment                                      (2,441)              (3,987)
Other                                                                             815                1,491
                                                                             -----------------------------
Net cash used in investing activities                                        $ (1,544)            $ (2,058)

FINANCING ACTIVITIES:
Repayment of term loans                                                       (21,000)                --
Other                                                                              (3)                --
                                                                             -----------------------------
Net cash used in financing activities                                        $(21,003)            $   --

Increase (decrease) cash and cash equivalents                                 (28,446)               3,701
Cash and cash equivalents at beginning of period                               37,664               48,094
                                                                             -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  9,218             $ 51,795
                                                                             -----------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                $  3,985             $  5,872
     Income taxes                                                                 299                   29



(SEE ACCOMPANYING NOTES)

                       PURINA MILLS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         On October 28, 1999 (the "Petition Date"), PM Holdings Corporation ("Holdings"), Purina Mills, Inc. ("Purina Mills") and certain of its subsidiaries (the "Debtor") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Purina Mills filed a Form 8-K on January 18, 2000 with the Securities and Exchange Commission, which included a Plan of Reorganization (the "Plan") and a disclosure statement. The Plan, as amended, was approved by the creditors, confirmed by the Bankruptcy Court on April 5, 2000 and became effective on June 29, 2000 (the "Effective Date").

         The Plan provided, among other things, for the merger of Purina Mills with and into Holdings prior to the effective date of the Plan. By operation of the merger, Holdings succeeded to the business previously conducted by Purina Mills and changed its name to Purina Mills, Inc. On May 19, 2000, Purina Mills merged with and into Holdings with Holdings being the surviving corporation, renamed as Purina Mills, Inc. (the "Company"). Subsequently, the Plan became effective and the Company emerged from Chapter 11 as of the beginning of business on June 30, 2000.

         As of the Effective Date, in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements for the period through the Effective Date. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the net assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including the Company's historical financial performance, its business plan and financial projections, its fiscal 2000 budget, publicly available data of companies whose operations are generally comparable to the operations of the Company and economic and industry data trends. As a result of adopting "fresh-start" reporting, operating results subsequent to the Effective Date are comparable to the operating results prior to the Effective Date except for amortization of intangibles, interest expense, restructuring expenses and income tax expense.

         As of the Effective Date, the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. On or about August 15, 2000, October 30, 2000 and January 30, 2001, the Company made distributions of cash and partial distributions of new common stock of the Company to holders of claims that had been allowed to that date. The Company issued 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program, of which 8,498,396 shares have been distributed and the remaining 1,501,604 shares being held in escrow by the transfer agent. Further distributions will be made quarterly until all allowed claims have been satisfied.

         The consolidated balance sheet at March 31, 2001 and the consolidated statements of operations and cash flows for the period ended March 31, 2001 are unaudited and reflect all adjustments, consisting of normal recurring items, and the adoption of "fresh-start" reporting, which management considers necessary for a fair presentation. Operating results for the fiscal 2001 interim period are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001. The consolidated balance sheet at December 31, 2000 was derived from the Company's December 31, 2000 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         Although the Company believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 contained in the Financial Statements on Form 10-K.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are accounted for using the equity method.

Intangible Assets (including Goodwill): Intangible assets represent the Company's estimate of the value of such assets as of the Effective Date, in accordance with the principles of SOP 90-7, less amortization since the Effective Date. The intangible assets are amortized over their estimated period of related benefit of one to ten years.

         Management periodically has and will continue to review the value of its intangible assets to determine if impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets, which give rise to such amount.

Reorganization Value in Excess of Amounts Allocable to Identifiable
Assets: As a result of adopting "fresh-start" reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $102.2 million as of the Effective Date. This intangible asset is being amortized on a straight-line basis over a ten-year period.

Net Income (Loss) Per Share: Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted-average number of common and diluted common equivalent shares outstanding during the period, so long as the inclusion of the common equivalent shares would not be antidilutive. Dilutive common equivalent shares consist of stock options. The Company has omitted net income or loss per share information for all periods prior to the Effective Date as the Company's capital structure as an independent, publicly owned company did not exist prior to such date.

Revenue Recognition: Net sales and allowances for customer discounts are generally recognized when products are shipped.

Adoption of Accounting Standards: The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activity to amend SFAS No. 133. The Company adopted these statements effective January 2001. Collectively, these statements establish accounting and reporting standards requiring that certain derivative instruments be recognized as assets and liabilities in the balance sheet and unless designated as and effective as a hedge the change in fair value be recognized currently in earnings. The Company utilizes interest rate swaps, to hedge its exposure to interest rate fluctuations, which are designated as cash flow hedges. The effective portion of the change in fair value is charged to accumulated other comprehensive income (loss) in the consolidated balance sheet until any deferred hedging gains or losses are recorded in earnings.

         The Company also enters into futures contracts as considered necessary to reduce risk associated with market price fluctuations of its commodity and swine purchases and sales. Gains and losses on these futures contracts were recognized in the same period as such inventory was sold prior to December 31, 2000. The Company does not meet the documentation and designation requirements of SFAS 133 and SFAS 138 and accordingly, these derivative instruments will not qualify under hedge accounting. The change in fair value on futures contracts subsequent to December 31, 2000 are offset against the change in fair value of purchase and sales commitments with the resulting net gain or loss recognized in earnings.

Reclassifications: Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at March 31, 2001 and the three month period then ended.

3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                                  MARCH 31, 2001      DECEMBER 31, 2000
                                                                  --------------      -----------------
         Raw materials                                             $    33,055           $   32,852
         Finished goods                                                 11,187               10,392
         Animals                                                         5,095                7,630
                                                               ------------------------------------
                  Total                                            $    49,337           $   50,874
                                                               ------------------------------------


4.  LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                  MARCH 31, 2001     DECEMBER 31, 2000
                                                                  --------------      -----------------
          Term loan                                                 $   135,000          $  156,000
          Promissory notes                                                1,439               1,439
          Other                                                             122                 125
                                                               ------------------------------------
                                                                        136,561             157,564
          Less current portion                                           (1,439)             (1,439)
                                                               ------------------------------------
                         Total                                       $  135,122          $  156,125
                                                               ------------------------------------


Credit Facility: In connection with the consummation of the Plan, Purina Mills entered into a new credit agreement ("the Credit Agreement") which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate of $175.0 million Tranche A Term Loan with a maturity date of December 31, 2003 ("the Term Loan") and (ii) a $50.0 million Revolving Credit Facility with a maturity date of December 31, 2002, with a $30.0 million sub-limit for letters of credit, which is available to finance the Company's ongoing working capital requirements. At March 31, 2001, $7.9 million of the Revolving Credit Facility has been used for the issuance of letters of credit for ordinary course business purposes of the Company and it subsidiaries. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2001. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 9.17% at March 31, 2001.

         On September 22, 2000, the Company entered into a swap contract on $100.0 million of the Term Loan, pursuant to requirements in the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate.

         During the three month period ended March 31, 2001, the Company voluntarily repaid $21.0 million of its Term Loan. As a result of such repayment, the outstanding balance is $135.0 million on the Term Loan with $5.0 million due on September 30, 2003 and the remainder due on December 31, 2003. The Company is also required to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement. The next such payment is scheduled to be paid March 2002, however, the Company does not anticipate any additional payment to be due as a result of its voluntary prepayment of $21.0 million in the first quarter of 2001. Additionally, the Company is generally required to make mandatory repayments of amounts received on the sale of assets unless reinvested within specific time periods. Any repayments under the Term Loan are not available for future re-borrowings.

5.  COMMON STOCK

         Pursuant to the Plan, the Company issued 9,910,000 shares of common stock to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program. As of March 31, 2001 the Company had distributed 8,498,396 shares with the remaining 1,501,604 shares held in escrow by Wells Fargo Minnesota Bank, N.A., the transfer agent. The remaining shares will be distributed to holders of unsecured claims as all such claims are finalized in accordance with the Plan. All shares of the Company's common stock outstanding prior to the Effective Date were cancelled.

6.  STOCK OPTION PLANS

         In March 2001, the Board of Directors adopted, subject to shareholder approval, an amendment to the Purina Mills, Inc. Equity Incentive Plan (the "Option Plan"). Under the terms of the amended Option Plan, the exercise price per share for each grant to an optionee is reduced to $12.50 per share on 50% of the option shares, $15.62 per share on 25% of the option shares and $18.75 per share on the remaining 25% of the option shares. The Board approved this decrease in the exercise price in an effort to ensure that the 1.0 million outstanding options and future options continue to provide meaningful compensatory incentives to the Company's employees. The amendment will be effective upon shareholder approval.

         In March 2001, the Board also adopted, subject to shareholder approval, the 2001 Non-Employee Director and Key Employee Equity Incentive Plan (the "2001 Plan"). The 2001 Plan provides that non-qualified stock options to purchase 0.5 million shares of the Company's common stock may be granted. The exercise price per share for each grant to an optionee is the greater of $12.50 per share, or 100% of the fair market value of the stock on the date of grant. Each non-employee director will receive options to purchase 25,000 shares upon shareholder approval of the 2001 plan. The options granted vest ratably over a three-year period and all options must be granted before December 31, 2006.

7.   OTHER COMPREHENSIVE INCOME

         In accordance with the provisions of SFAS No. 133, the Company recorded a deferred hedging loss on designated cash flow hedges of $2.2 million, net of $1.4 million tax, to accumulated other comprehensive income (loss).

8.       ADDITIONAL MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not statements of historical or current facts, but rather are statements of our current expectations, estimates and projections about our industry, business and our future operating and financial performance. We use words such as "anticipate," "believe," "plan," "estimate," "expect," "future," "intend," "are expected to," "will continue" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those we anticipate in our forward-looking statements. These risks and uncertainties include: (i) the outcome of negotiations over the acquisition proposal referenced in our May 8, 2001 press release or any subsequent acquisition proposal; (ii) reactions to our May 8th, 2001 press release by the equity market and our creditors, suppliers, customers and competitors; (iii) changing conditions or market trends in the animal feeds and agricultural products industries; (iv) general economic or business conditions, including its effect on our customers; (v) fluctuation in commodity prices and our ability to recover our raw material costs in the pricing of our products; (vi) consolidation in the feed production and livestock production industries; (vii) our ability to implement our business strategy;
(viii) the level of demand for our products and the actions of our competitors; and (ix) our ability to obtain financing for specific or general corporate purposes. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.


Overview

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

         The following discussion compares the results of operations for the three month period ended March 31, 2001 to the comparable three month period ended March 31, 2000. As a result of adoption of "fresh-start" reporting, the financial statements for periods subsequent to June 29, 2000 are prepared on a different basis of accounting and are not comparable to the financial statements for periods prior to June 29,2000, primarily with respect to the amortization of intangibles, interest expense, restructuring expense and income tax expense. To facilitate an understanding of the Company's operating performance, the following discussion is presented on a traditional comparative basis for all periods, with specific explanation provided for changes in results of operations due to the effects of "fresh-start" reporting.

Three Months Ended  March 31, 2001 Compared to Three Months Ended March 31, 2000

         Higher commodity prices caused net sales to increase 4.0% in 2001 from the 2000 period. Gross profit was $45.4 million for the three months ended March 31, 2001 compared to $46.4 million for the three months ended March 31, 2000, a decrease of 1.2% in our gross profit percentage to 19.9% for the 2001 period. Average feed IOIC per ton was $70.55, a decrease of 3.0% below the average for 2000 due to a slow down in sales of higher margin products. Overall volume decreased 0.8% and totaled 1.0 million tons for the first quarter of 2001.

          Beef cattle volume increased 4.2% over the 2000 period as sales volume in the grass cattle business was favorably affected by weather as well as strong cattle economics. Dairy cattle tons decreased 8.8% from the prior year due to continued lower feeding rates caused by low milk prices. Hog volume decreased 4.8% from the prior year as a result of continuing market consolidation, and a decline in industry productivity. Horse volume increased 5.0% over the 2000 period, resulting from continued market share growth in two horse product lines. Laying chicken and meatbird volume increased 14.2% from 2000 while specialty and other volume decreased 4.6% from the 2000 period.

          Cost of products sold increased $9.8 million, or 5.7% from the comparable 2000 period, due primarily to increased ingredient costs. Manufacturing expenses were $1.6 million higher as compared to the three month period ended March 31, 2000 primarily due to increased energy costs.

          Marketing, distribution and advertising costs remained fairly constant in 2001. General and administrative expenses decreased $0.8 million from the 2000 period due to decreased administrative costs of $1.8 million due primarily to the consolidation of accounting and credit functions during 2000 and an overall reduction in staffing as a result of the reorganization. This decrease was offset by a $1.0 million loss, representing the deductible of our insurance policies, recorded in connection with the product recall at our Gonzales, Texas plant in January, 2001. Overall marketing, distribution, advertising and general and administrative expenses were 15.9% of sales revenue in the three month period ended March 31, 2001, as compared to 20.6% in the three month period ended March 31, 2000.

          Intangible amortization expense decreased during the first three months of 2001, as a result of "fresh-start" reporting. All intangible assets were revalued on June 30, 2000 and are being amortized over their estimated useful lives. Our reorganization value in excess of amounts allocable to identifiable assets upon the emergence from bankruptcy is being amortized over 10 years, whereas goodwill was amortized over five years during the first three months of 2000.

         Research and development costs increased $0.2 million compared with the three month period ended March 31, 2000. Other (income) expense, net, relates to service fees for swine and dairy management, the (income) loss on our equity investments and losses on marketing arrangements. Other (income) expense for the three month period ended March 31, 2001 includes a gain of $0.9 million from the sale of several company-owned hog operations.

         There were no restructuring expenses during the first quarter of 2001. During the three month period ended March 31, 2000 restructuring expenses were $8.5 million including $3.1 million in advisory and financing fees incurred in connection with the bankruptcy cases, $3.7 million for severance and compensation expense in connection with our Key Employee Retention Plan and $1.5 million incurred in the transition of the purchasing function from Koch Nutrient Services, Inc.

         Interest expense for the first three months of 2001 decreased $3.4 million from the comparable 2000 period primarily as a result of our debt being substantially reduced upon emergence from bankruptcy.

         For the first three months of 2000, we determined that we were not likely to receive a tax benefit or incur any tax cost under our tax sharing agreement with Koch Industries and thus recorded no tax benefit or expense. The Company's effective income tax rate differed from the statutory rate during the first three months of 2001 due to amortization of the reorganization value in excess of amounts allocable to identifiable assets not being allowed as a tax deduction.

SEASONALITY

         Our results of operations are seasonal, with a higher percentage of our volume and earnings being generated during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting our beef cattle products. If the weather is particularly warm during the winter, sales of feed for beef cattle may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect our overall quarter-by-quarter results of operations. The seasonality of our businesses may have a material adverse affect on our results of operations.

INFLATION

         Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs and related depreciation and higher ingredient costs. The Company tries to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management's view that inflation has not had a significant impact on the consolidated operations in the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2001, net cash used in operating activities was $5.9 million compared to net cash provided by operating activities of $5.8 million during the same period in 2000. The increase in net cash used from the prior period results primarily from a net increase in working capital of $18.2 million, a decrease in deferred tax liability of $3.1 million and lower depreciation expense of $3.5 million, offset by an increase in profitability of $12.9 million.

         Net cash used in investing activities was $1.5 million for the first three months of 2001, compared to $2.1 million for the three month period ended March 31, 2000. The decrease in net cash used in investing activities in 2001 is primarily due to a decrease in capital expenditures of $1.5 million and a $0.7 million decrease in notes receivable.

         Net cash used in financing activities for the three months ending March 31, 2001 includes repayment on our term loan of $21.0 million. There was no net cash provided by or used in financing activities during the three month period ending March 31, 2000.

         At March 31, 2001, we had $9.2 million in cash and cash equivalents on hand with $42.1 million available for borrowing under our new revolving credit facility. We operate with a relatively low working capital level because a majority of our sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

         Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under our revolving credit facility. Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should we need to do so, may be affected by cash requirements for debt service. Our credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. Additionally, we are required to provide our lenders monthly financial reports as to the results of our operations. The credit agreement also requires us to make mandatory repayments of the term loan in amounts equal to 50% of Excess Cash Flow (as defined in the Credit Agreement). No payment was due in 2001 due to the voluntary prepayment of $19.0 in 2000 and no payment is expected to be due in 2002 as a result of the $21.0 million voluntary prepayment on the term loan during the first quarter of 2001.

         We expect that capital expenditures during fiscal year 2001 will be approximately $25.0 to $30.0 million which includes approximately $3.0 million related to new or improved manufacturing systems at facilities where horse products are manufactured to maintain these systems as ionophore free. Our actual capital expenditures for the three months ended March 31, 2001 were $2.4 million. We may from time to time be required to make additional capital expenditures in connection with the execution of our business strategies.

         We believe that cash flow from operations and availability under our revolving credit facility will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under debt agreements depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and the risks discussed elsewhere in this Management's Discussion and Analysis of Financial condition and Results of Operations, many of which are beyond our control.

RECENT DEVELOPMENTS

         On May 8, 2001 we announced that we have received an acquisition proposal from a third party. The proposal is subject to numerous conditions, including completion of due diligence, documentation and board of directors' approval by both parties. We believe it is premature to assess the likelihood of consummation of this transaction or any other similar transaction. Because it is premature to discuss any such transaction, we believe it is also premature to discuss or evaluate any material effect any such transaction would have on the matters discussed in this Management's Discussion of Financial Condition and Results of Operations.

KEY MEASURES AND CONCEPTS FOR UNDERSTANDING THE BUSINESS

         Because one of the principal focuses of the Company is cash flow, management uses earnings before interest expense, interest income, income taxes, depreciation, amortization, gains or losses on fixed asset dispositions and write-downs, restructuring costs, and other non-recurring gains, losses or expenses ("EBITDAR") as a key measure for evaluating performance and compensating management under its annual incentive plan. EBITDAR is also a principal component of several covenants under the Credit Agreement. The following table provides a reconciliation of operating income (loss) before taxes and extraordinary items to EBITDAR.

                     (Dollars in thousands)                     POST-EMERGENCE          PRE-EMERGENCE
                                                                --------------         --------------
                                                                 THREE MONTHS           THREE MONTHS
                                                                     ENDED                  ENDED
                                                                MARCH 31, 2001         MARCH 31, 2000
                                                                --------------         --------------
                     OPERATING INCOME (LOSS)                 $          4,401        $        (6,600)
                     ADDBACK:
                       Depreciation & amortization                     10,494                 14,442
                       (Gains) losses related to asset
                     disposition and vitamin
                     purchases claim settlement                           153                    (58)
                     NONRECURRING CHARGES:
                       Restructuring expenses                               -                  8,536
                       Other                                            1,000                      -
                                                            ----------------------------------------
                     EBITDAR                                 $         16,048        $        16,320
                                                            ========================================

         The nonrecurring charges-other represents a provision for losses related to the product recall at our Gonzales, Texas plant for the first quarter of 2001.

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


OUTLOOK OF OPERATING RESULTS

         Based on current economic conditions in the agricultural markets, especially those of most of our customers, we anticipate that earnings for the year 2001 will remain relatively stable as compared to 2000. We believe that the expected continued cash flow from operations plus the availability of $42.1 million under our revolving credit facility should position the Company to meet its future cash needs, including estimated capital expenditures of $25.0 million to $30.0 million for the year 2001.

ITEM 2a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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



                 (Dollars in millions)                                                         FAIR MARKET VALUE AT
                                                2001     2002        2003        TOTAL             MARCH 31, 2001
                                                ----     ----        ----        -----             --------------
                 Variable rate term debt
                 including current portion:
                    Tranche A (1)              $  -      $  -       $135.0       $135.0                $131.6
                    Interest rate (2)

                 (1) During the first quarter of 2001, the Company repaid an additional $21.0 million of the term loan. Accordingly, as of March 31, 2001, the total Tranche A term debt outstanding was $135.0 million, with the first remaining principal payment being due on September 30, 2003.

                 (2)  Eurodollar plus 2.75% (Average 9.17% on March 31, 2001).

         On September 22, 2000, the Company entered into a swap contract on $100.0 million of amortizing debt under the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate. Based on interest rates at March 31, 2001, an increase in interest rate of 1.0% would result in an increase in interest expense of $0.4 million after considering the swap contract.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  EXHIBIT                                                                                     PAGE NUMBER OR
   NUMBER                         DESCRIPTION                                          INCORPORATION BY REFERENCE TO
------------- ----------------------------------------------------- ---------------------------------------------------------------

    2(a)      Second Amended Joint Plan of Reorganization of        Filed as Exhibit 2(a) to the General Form for Registration on
              Purina Mills, Inc., PM Holdings Corporation and its   Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
              Subsidiaries, dated February 22, 2000                 incorporated herein by reference

    2(b)      Form of Agreement and Plan of Merger among Koch       Filed as Exhibit 2(b) to the General Form for Registration on
              Agriculture Company, PM Holdings Corporation and      Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
              Purina Mills, Inc.                                    incorporated herein by reference

    3(a)      Amended and Restated Certificate of Incorporation     Filed as Exhibit 3(a) to the General Form for Registration on
              of Purina Mills, Inc.                                 Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

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

    4(b)      Form of Registration Rights Agreement among Purina    Filed as Exhibit 4(b) to the General Form for Registration on
              Mills, Inc. and certain holders of Common Stock       Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

    4(c)      Form of Rights Agreement between Purina Mills, Inc.   Filed as Exhibit 4(c) to the General Form for Registration on
              and the Rights Agent thereunder.                      Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

    4(d)      Form of Convertible Promissory Note between Purina    Filed as Exhibit 4(d) to the Quarterly Report for the quarterly
              Mills, Inc. and Houlihan Lokey Howard & Zukin         period ended June 30, 2000 on Form 10-Q of Purina Mills, Inc.
              Capital                                               Registration No. 033-66606 and incorporated herein by reference

    4(e)      Form of Convertible Promissory Note between Purina    Filed as Exhibit 4(e) to the Quarterly Report for the quarterly
              Mills, Inc. and Chanin Capital Partners               period ended June 30, 2000 on Form 10-Q of Purina Mills, Inc.
                                                                    Registration No. 033-66606 and incorporated herein by reference

    4(f)      Credit Agreement dated, as of June 28,2000 among      Filed as Exhibit 4(f) to the Quarterly Report for the quarterly
              Purina Mills, Inc. and certain of its lenders         period ended June 30, 2000 on Form 10-Q of Purina Mills, Inc.
                                                                    Registration No. 033-66606 and incorporated herein by reference

    4(g)      Form of Term Note, dated as of June 28, 2000, made    Filed as Exhibit 4(g) to the Quarterly Report for the quarterly,
              by Purina Mills                                       Inc. period ended June 30, 2000 on Form 10-Q of Purina Mills,
                                                                    Inc. Registration No. 033-66606 and incorporated herein by reference


  EXHIBIT                                                                                     PAGE NUMBER OR
   NUMBER                         DESCRIPTION                                          INCORPORATION BY REFERENCE TO
------------- ----------------------------------------------------- ---------------------------------------------------------------
    4(h)      Form of Lockup Agreement in respect of Common Stock   Filed as Exhibit 4(h) to the General Form for Registration on
              issued under key employee retention program           Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

   10(a)      Form of Tax Sharing Agreement by and among Koch       Filed as Exhibit 10(a) to the General Form for Registration on
              Industries, Inc. and PM Holdings Corporation et al.   Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

   10(b)      Form of Koch Indemnity Agreement by and among         Filed as Exhibit 10(b) to the General Form for Registration on
              Purina Mills, Inc., Koch Industries, Inc. Koch        Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
              Agriculture, et al.                                   incorporated herein by reference

   10(c)      Form of Director and Officer Indemnification          Filed as Exhibit 10(c) to the General Form for Registration on
              Agreement for Purina Mills, Inc.                      Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

    10(d)      Form of Senior Executive Officer Employment          Filed as Exhibit 10(d) to the General Form for Registration on
               Agreement for Purina Mills, Inc.                     Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

    10(e)      Form of Equity Incentive Plan                        Filed as Exhibit 10(e) to the General Form for Registration on
                                                                    Form 10/A, Amendment No. 1 of Purina Mills, Inc., Registration
                                                                    No. 033-66606 and incorporated herein by reference

    10(f)      License Agreement, dated as of October 1, 1986       Filed as Exhibit 10(f) to the General Form for Registration on
               between Ralston Purina Company and Purina Mills,     Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
               Inc.                                                 incorporated herein by reference

    10(g)      Form of Merger Escrow Agreement by and among Koch    Filed as Exhibit 10(g) to the General Form for Registration on
               Agriculture, Purina Mills, Inc. and Escrow Agent     Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

     27.1*     Financial Data Schedule


--------------------

*    Filed herewith

     (b) Reports on Form 8-K:
     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     PURINA MILLS, INC.



Date:  May 11, 2001                                 /s/ Darrell D. Swank
                                                    -----------------------
                                                    Darrell D. Swank
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


  EXHIBIT                                                                                       PAGE NUMBER OR
   NUMBER                           DESCRIPTION                                         INCORPORATION BY REFERENCE TO
------------- ------------------------------------------------------- ------------------------------------------------------------
   2(a)     Second Amended Joint Plan of Reorganization of Purina   Filed as Exhibit 2(a) to the General Form for Registration on
            Mills, Inc. PM Holdings Corporation and its             Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
            Subsidiaries, dated February 22, 2000                   incorporated herein by reference

   2(b)     Form of Agreement and Plan of Merger among Koch         Filed as Exhibit 2(b) to the General Form for Registration on
            Agriculture Company, PM Holdings Corporation and        Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
            Purina Mills, Inc. Bylaws of Purina Mills, Inc.         incorporated herein by reference

   3(a)     Amended and Restated Certificate of Incorporation of    Filed as Exhibit 3(a) to the General Form for Registration on
            Purina Mills, Inc.                                      Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

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

   4(b)     Form of Registration Rights Agreement among Purina      Filed as Exhibit 4(b) to the General Form for Registration on
            Mills, Inc. and certain holders of Common Stock         Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

   4(c)     Form of Rights Agreement between Purina Mills, Inc.     Filed as Exhibit 4(c) to the General Form for Registration on
            and the Rights Agent thereunder.                        Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

   4(d)     Form of Convertible Promissory Note between Purina      Filed as Exhibit 4(d) to the Quarterly Report for the quarterly
            Mills, Inc. and Houlihan Lokey Howard & Zukin Capital   period ended June 30, 2000 on Form 10-Q of Purina Mills, Inc.
                                                                    Registration No. 033-66606 and incorporated herein by reference
   4(e)     Form of Convertible Promissory Note between Purina      Filed as Exhibit 4(e) to the Quarterly Report for the quarterly
            Mills, Inc. and Chanin Capital Partners                 period ended June 30, 2000 on Form 10-Q of Purina Mills, Inc.
                                                                    Registration No. 033-66606 and incorporated herein by reference

   4(f)     Credit Agreement dated, as of June 28,2000 among        Filed as Exhibit 4(f) to the Quarterly Report for the quarterly
            Purina Mills, Inc. and certain of its lenders           period ended June 30, 2000 on Form 10-Q of Purina Mills, Inc.
                                                                    Registration No. 033-66606 and incorporated herein by reference

   4(g)     Form of Term Note, dated as of June 28, 2000, made by   Filed as Exhibit 4(g) to the Quarterly Report for the quarterly
            Purina Mills, Inc.                                      period ended June 30, 2000 on Form 10-Q of Purina Mills, Inc.
                                                                    Registration No. 033-66606 and incorporated herein by reference



  EXHIBIT                                                                                       PAGE NUMBER OR
   NUMBER                           DESCRIPTION                                         INCORPORATION BY REFERENCE TO
---------- -------------------------------------------------------- ------------------------------------------------------------
   4(h)    Form of Lockup Agreement in respect of Common Stock      Filed as Exhibit 4(h) to the General Form for Registration on
           issued under key employee retention program              Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

  10(a)    Form of Tax Sharing Agreement by and among Koch          Filed as Exhibit 10(a) to the General Form for Registration on
           Industries, Inc. and PM Holdings Corporation et al.      Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

  10(b)    Form of Koch Indemnity Agreement by and among Purina     Filed as Exhibit 10(b) to the General Form for Registration on
           Mills, Inc., Koch Industries, Inc. Koch Agriculture,     Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
           et al.                                                   incorporated herein by reference

  10(c)    Form of Director and Officer Indemnification Agreement   Filed as Exhibit 10(c) to the General Form for Registration on
           for Purina Mills, Inc.                                   Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

  10(d)    Form of Senior Executive Officer Employment Agreement    Filed as Exhibit 10(d) to the General Form for Registration on
           for Purina Mills, Inc.                                   Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

  10(e)    Form of Equity Incentive Plan                            Filed as Exhibit 10(e) to the General Form for Registration on
                                                                    Form 10/A, Amendment No. 1 of Purina Mills, Inc., Registration
                                                                    No. 033-66606 and incorporated herein by reference

  10(f)    License Agreement, dated as of October 1, 1986 between   Filed as Exhibit 10(f) to the General Form for Registration on
           Ralston Purina Company and Purina Mills, Inc.            Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

  10(g)    Form of Merger Escrow Agreement by and among Koch        Filed as Exhibit 10(g) to the General Form for Registration on
           Agriculture, Purina Mills, Inc. and Escrow Agent         Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                    incorporated herein by reference

   27.1 *    Financial Data Schedule

*    Filed herewith