Form 10-Q
period 2001-06-30
PURINA MILLS INC/
filed 2001-08-14
CIK 909987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                               Page 1 of 27 pages

                               PURINA MILLS, INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                               Ended June 30, 2001


 PART I            FINANCIAL INFORMATION                                  PAGE
 ------            ---------------------                                  ----

 Item 1.           Financial Statements (Unaudited)

                      Consolidated Balance Sheets at June 30, 2001
                      and December 31, 2000                                3

                      Consolidated Statements of Operations for
                      the three months ended June 30, 2001 and 2000
                      and the six months ended June 30, 2001 and 2000      4

                      Consolidated Statements of Cash Flows for
                      the six months ended June 30, 2001 and 2000          5

                      Notes to Consolidated Financial Statements           6

 Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       13

 Item 2a.          Quantitative and Qualitative Disclosure about
                      Market Risk                                         20

 PART II           OTHER INFORMATION
 -------           -----------------

 Item 2.           Legal Proceedings                                      21

 Item 4.           Submission of Matters to a Vote of Security Holders    21

 Item 6.           Exhibits and Reports on Form 8-K                       22

 SIGNATURE                                                                25

PURINA MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                          DECEMBER 31, 2000
                                                                                        (DERIVED FROM AUDITED
                                                                         JUNE 30, 2001  FINANCIAL STATEMENTS)
                                                                         -------------  ---------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $   8,065       $  37,664
Accounts receivable, less allowance for doubtful accounts of $7,253 on
     June 30, 2001 and $7,390 on December 31, 2000                             22,418          33,009
Inventories                                                                    46,269          50,874
Prepaid expenses, deferred and other current assets                             8,003           7,555
Deferred income taxes                                                          13,787          13,787
                                                                            ---------       ---------
TOTAL CURRENT ASSETS                                                           98,542         142,889

Property, plant and equipment, net                                            202,363         209,498
Intangible assets, net                                                         36,698          40,097
Reorganization value in excess of amounts allocable to identifiable
     assets, net                                                               91,377          97,061
Notes receivable                                                                2,114           3,485
Other assets                                                                   30,852          29,227
                                                                            ---------       ---------
TOTAL ASSETS                                                                $ 461,946       $ 522,257
                                                                            =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $  30,805       $  51,509
Customer advance payments                                                       2,218           7,600
Accrued expenses and interest payable                                          24,753          26,216
Current portion of long-term debt                                               1,439           1,439
                                                                            ---------       ---------
TOTAL CURRENT LIABILITIES                                                      59,215          86,764

Deferred income taxes                                                          65,747          69,656
Retirement obligations                                                         26,206          25,829
Other liabilities                                                               4,959             995
Long-term debt                                                                125,110         156,125
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, none
     issued or outstanding                                                         --              --
Common stock, $0.01 par value: 20,000,000 shares authorized,
     10,000,000 issued at June 30, 2001 and December 31, 2000                     100             100
Additional paid-in capital                                                    189,949         184,900
Retained deficit                                                               (6,476)         (1,281)
Accumulated other comprehensive loss                                           (2,864)           (831)
                                                                            ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                    180,709         182,888
                                                                            ---------       ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 461,946       $ 522,257
                                                                            =========       =========

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  POST-EMERGENCE      PRE-EMERGENCE    POST-EMERGENCE       PRE-EMERGENCE
'                                                  --------------      -------------    --------------       -------------
                                                   THREE MONTHS        THREE MONTHS      SIX MONTHS          SIX MONTHS
                                                       ENDED              ENDED             ENDED               ENDED
                                                   JUNE 30, 2001      JUNE 30, 2000     JUNE 30, 2001       JUNE 30, 2000
                                                   -------------      -------------     -------------       -------------
NET SALES                                           $    199,648       $    195,349       $    427,558       $    414,546

COSTS AND EXPENSES:
Cost of products sold                                    158,214            156,405            340,751            329,164
Marketing, distribution and advertising                   22,901             20,690             45,648             43,196
General and administrative                                16,506             12,307             29,910             26,494
Amortization of intangibles                                4,425              6,783              8,842             13,575
Research and development                                   1,513              1,388              3,028              2,723
Restructuring expenses                                       752             16,388                752             24,924
Other (income) expense, net                                 (522)           (28,131)            (1,633)           (28,449)
                                                    ----------------------------------------------------------------------
                                                         203,789            185,830            427,298            411,627

OPERATING INCOME (LOSS)                                   (4,141)             9,519                260              2,919
Interest expense, net                                      2,836              3,524              5,632              9,759
                                                    ----------------------------------------------------------------------
Income (loss) before income taxes                         (6,977)             5,995             (5,372)            (6,840)
Income tax expense (benefit)                              (1,701)                --               (177)                --
                                                    ----------------------------------------------------------------------
Income (loss) before extraordinary item and
     revaluation of assets and liabilities
     pursuant to the adoption of fresh-start
     reporting                                            (5,276)             5,995             (5,195)            (6,840)
Extraordinary item-gain on extinguishment of
     debt, net of tax                                         --            159,359                 --            159,359
Revaluation of assets and liabilities
     pursuant to the adoption of fresh-start
     reporting                                                --              2,483                 --              2,483
                                                    ----------------------------------------------------------------------
NET INCOME (LOSS)                                   $     (5,276)      $    167,837       $     (5,195)      $    155,002
                                                    ----------------------------------------------------------------------

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
     SHARE                                          $      (0.53)                         $      (0.52)
Weighted average common shares outstanding            10,000,000                            10,000,000

   (SEE ACCOMPANYING NOTES)

PURINA MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                      POST-EMERGENCE    PRE-EMERGENCE
                                                                        SIX MONTHS        SIX MONTHS
                                                                           ENDED            ENDED
                                                                       JUNE 30, 2001    JUNE 30, 2000
                                                                       -------------    -------------
OPERATING ACTIVITIES:
Net income (loss)                                                        $  (5,195)        $ 155,002
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Gain on extinguishment of debt                                             --          (159,359)
     Gain on revaluation pursuant to fresh-start reporting                      --            (2,483)
     Depreciation and amortization                                          22,996            28,612
     (Gain) loss on asset disposition                                          311            (5,616)
     Provision for deferred taxes                                           (3,909)               --
     Compensation related to stock options and stock appreciation
         rights                                                              5,909                --
     Change in working capital                                             (12,403)           10,817
                                                                         ---------------------------
Net cash provided by operating activities                                $   7,709         $  26,973

INVESTING ACTIVITIES:
Sale of property, plant and equipment                                           84            15,757
Purchase of property, plant and equipment                                   (7,748)           (8,642)
Other                                                                        1,371             3,739
                                                                         ---------------------------
Net cash provided by (used in) investing activities                      $  (6,293)        $  10,854

FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                         --           (87,471)
Repayment of term loans                                                    (31,000)          (15,550)
Capital contribution                                                            --            60,000
Other                                                                          (15)              251
                                                                         ---------------------------
Net cash used in financing activities                                    $ (31,015)        $ (42,770)

Increase (decrease) in cash and cash equivalents                           (29,599)           (4,943)
Cash and cash equivalents at beginning of period                            37,664            48,094
                                                                         ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   8,065         $  43,151
                                                                         ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                            $   7,237         $  13,598
     Income taxes                                                            1,443               173

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

         As of the Effective Date, the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. On or about August 15, 2000, October 30, 2000, January 30, 2001, May 11, 2001, and July 23, 2001, the
Company made distributions of cash and partial distributions of new common stock of the Company to holders of claims that had been allowed to that date. The Company issued 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program, of which 8,662,835 shares have been distributed and the remaining 1,337,165 shares being held in escrow by the transfer agent. Further distributions will be made quarterly until all allowed claims have been satisfied.

         The consolidated balance sheet at June 30, 2001 and the consolidated statements of operations and cash flows for the periods ended June 30, 2001 and 2000 are unaudited and reflect all adjustments, consisting of normal recurring items, restructuring charges, and the adoption of "fresh-start" reporting, which management considers necessary for a fair presentation. Operating results for the fiscal 2001 interim period are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001. The consolidated balance sheet at December 31, 2000 was derived from the Company's December 31, 2000 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         Although the Company believes the disclosures are adequate, certain information and disclosures normally included in notes to annual financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000, and the quarter ended March 31, 2001 contained in the Financial Statements on Form 10-K and Form 10-Q, respectively.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are accounted for using the equity method.

Inventories: Carrying amounts of merchandise, materials, and animal inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market. Effective July 1, 2001, the Company changed its method of inventory valuation to standard costing. This change did not have a material effect on the Company's financial results.

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

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets: As a result of adopting "fresh-start" reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $102.0 million as of the Effective Date. This intangible asset is being amortized on a straight-line basis over a ten-year period.

Stock-Based Compensation: As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock option plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is recorded over the vesting period if the market price of the underlying stock on the date of grant exceeds the exercise price of the option or if previously issued options are repriced. The Company accounts for its stock appreciation rights using variable plan accounting, and recognizes compensation expense based on the amount that the market value of the Company's common stock exceeds the exercise price.

Net Income (Loss) Per Share: Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted-average number of common and diluted common equivalent shares outstanding during the period, so long as the inclusion of the common equivalent shares would not be antidilutive. Dilutive common equivalent shares consist of shares that may be issued under stock options, calculated under the treasury stock method. The Company has omitted net income or loss per share information for all periods prior to the Effective Date as the Company's capital structure as an independent, publicly owned company did not exist prior to such date.

Revenue Recognition: Net sales and allowances for customer discounts are generally recognized when products are shipped.

Adoption of Accounting Standards: The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activity to amend SFAS No. 133. The Company adopted these statements effective January 2001. Collectively, these statements establish accounting and reporting standards requiring that certain derivative instruments be recognized as assets and liabilities in the balance sheet, and unless designated as and effective as a hedge, the change in fair value be recognized currently in earnings. The Company utilizes interest rate swaps to hedge its exposure to interest rate fluctuations, which are designated as cash flow hedges. The effective portion of the change in fair value is charged to accumulated other comprehensive income (loss) in the consolidated balance sheet until any deferred hedging gains or losses are recorded in earnings.

         The Company also enters into futures contracts as considered necessary to reduce risk associated with market price fluctuations of its commodity and swine purchases and sales. Prior to December 31, 2000, gains and losses on these futures contracts were recognized in the same period as such inventory was sold. The Company does not meet the documentation and designation requirements of SFAS 133 and SFAS 138 and, accordingly, these derivative instruments do not qualify for hedge accounting. The change in fair value on futures contracts subsequent to December 31, 2000 are offset against the change in fair value of purchase and sales commitments with the resulting net gain or loss recognized in current earnings. During the three month and six month periods ended June 30, 2001, the Company recognized a $1.9 million net gain, which was recorded as a reduction of cost of product sold.

Future application of Accounting Standards: In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and

Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill, the reorganization value in excess of amounts allocable to identifiable assets, and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. The Company's existing reorganization value in excess of amounts allocable to identifiable assets and intangible assets will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and reorganization value in excess of amounts allocable to identifiable assets, and make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 by March 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

         In connection with the transitional impairment evaluation, Statement 142 requires the Company to assess whether there is an indication that reorganization value in excess of amounts allocable to identifiable assets is impaired as of the date of adoption. Statement 142 contains extensive guidance on the manner in which this assessment is to be performed, and requires the full assessment be completed no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

Reclassifications: Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at June 30, 2001 and the six month period then ended.

3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                          JUNE 30, 2001    DECEMBER 31, 2000
                                          -------------    -----------------
          Raw materials                      $30,369           $32,852
          Finished goods                      10,568            10,392
          Animals                              5,332             7,630
                                             -------           -------
                   Total                     $46,269           $50,874
                                             =======           =======

4.  LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                        JUNE 30, 2001    DECEMBER 31, 2000
                                        -------------    -----------------
          Term loan                       $ 125,000         $ 156,000
          Promissory notes                    1,439             1,439
          Other                                 110               125
                                          ---------         ---------
                                            126,549           157,564
          Less current portion               (1,439)           (1,439)
                                          ---------         ---------
                         Total            $ 125,110         $ 156,125
                                          =========         =========

Credit Facility: In connection with the consummation of the Plan, Purina Mills entered into a new credit agreement ("the Credit Agreement") which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate of $175.0 million Tranche A Term Loan with a maturity date of December 31, 2003 ("the Term Loan") and (ii) a $50.0 million Revolving Credit Facility with a maturity date of December 31, 2002, with a $30.0 million sub-limit for letters of credit, which is available to finance the Company's ongoing working capital requirements. At June 30, 2001, $9.6 million of the Revolving Credit Facility has been used for the issuance of letters of credit for ordinary course business purposes of the Company and it subsidiaries. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2001. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 7.47% at June 30, 2001.

         On September 22, 2000, the Company entered into a swap contract on $100.0 million of the Term Loan, pursuant to requirements in the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate.

         During the three and six month periods ended June 30, 2001, the Company voluntarily repaid $10.0 million and $31.0 million of its Term Loan, respectively. As a result of such repayment, the outstanding balance of $125.0 million on the Term Loan is due on December 31, 2003. The Company is also required to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement. The next such payment is scheduled to be paid March 2002, however, the Company does not anticipate any additional payment to be due as a result of its voluntary prepayments during the first six months of 2001. Additionally, the Company is generally required to make mandatory repayments of amounts received on the sale of assets unless reinvested within specific time periods. Any repayments under the Term Loan are not available for future re-borrowings.

5. COMMON STOCK

         Pursuant to the Plan, the Company issued 9,910,000 shares of common stock to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program. As of June 30, 2001 the Company had distributed 8,662,835 shares with the remaining 1,337,165 shares held in escrow by Wells Fargo Minnesota Bank, N.A., the transfer agent. The remaining shares will be distributed to holders of unsecured claims as all such claims are finalized in accordance with the Plan. All shares of the Company's common stock outstanding prior to the Effective Date were cancelled.

6. STOCK COMPENSATION PLANS

         The Company applies APB 25 and related interpretations in accounting for its stock options. Under the provisions of APB 25, compensation cost is measured by the amount that the quoted market price of a company's stock exceeds the exercise price. The measurement date for all awards is the first date on which both the number of shares that an individual employee is entitled to receive and the option or purchase price are known. If the measurement date occurs on the grant date, the plan is referred to as a fixed plan, thus compensation cost is fixed at the grant date. A plan is referred to as a variable plan when compensation cost varies with the quoted market price of the stock at the end of each accounting period until the measurement date.

         On June 12, 2001, the shareholders approved an amendment to the Purina Mills, Inc. Equity Incentive Plan (the "Option Plan"). Under the terms of the amended Option Plan, the exercise price per share for each grant to an optionee was reduced to $12.50 per share on 50% of the option shares, $15.62 per share on 25% of the option shares and $18.75 per share on the remaining 25% of the option shares. The approval of this amendment resulted in the Option Plan being considered variable and thus $5.0 million of compensation expense was recognized for the three month period ended June 30, 2001. At June 30, 2001, there were 1,000,000 options outstanding under the Option Plan.

         On June 12, 2001, the shareholders also approved the 2001 Non-Employee Director and Key Employee Equity Incentive Plan (the "2001 Plan"). The 2001 Plan provides that non-qualified stock options to purchase 0.5 million shares of the Company's common stock may be granted. On June 12, 2001, each non-employee director was granted the option to purchase 25,000 shares with an exercise price $19.00 per share, the fair market value of the stock on the date of grant. The options granted vest ratably over a three-year period and all options must be granted before December 31, 2006. No compensation expense has been recognized under this plan since there was no difference between the quoted market price of the Company's common stock on the date of grant and the exercise price per share. At June 30, 2001, there were 100,000 options outstanding under the 2001 Plan.

         In November, 2000, the Company established the 2000 Stock Appreciation Rights Plan under which it is authorized to grant 300,000 stock appreciation rights ("SARs") to key employees of the Company. Upon exercise of a SAR the holder is entitled to receive cash equal to the amount by which the market value of the Company's common stock on the exercise date exceeds the exercise price of the SAR. The SARs vest ratably over a period of four years and 277,000 SARs are outstanding at June 30, 2001. The exercise price of all outstanding SARs is $12.50 per share, and none of the SARs were vested at June 30, 2001. Compensation expense of $0.9 million was recognized during the three and six month periods ended June 30, 2001.

7. OTHER COMPREHENSIVE INCOME

         In accordance with the provisions of SFAS No. 133, the Company recorded a deferred hedging loss on designated cash flow hedges of $2.1 million, net of $1.3 million tax, to accumulated other comprehensive income (loss) during the six month period ended June 30, 2001.

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

         On June 17, 2001, Purina Mills entered into a definitive merger agreement with Land O'Lakes, Inc. and certain of its affiliates providing for the merger of Purina Mills with and into an indirect subsidiary of Land O'Lakes, Inc. A special meeting of Purina Mills stockholders to consider the adoption of the merger agreement and the merger pursuant thereto is scheduled to be held on September 5, 2001. Stockholders as of the record date of July 30, 2001 are entitled to vote at the special meeting. The proxy statement relating to the special meeting was mailed to Purina Mills stockholders on or about August 6, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not statements of historical or current facts, but rather are statements of our current expectations, estimates and projections about our industry, business and our future operating and financial performance. We use words such as "anticipate," "believe," "plan," "estimate," "expect," "future," "intend," "are expected to," "will continue" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those we anticipate in our forward-looking statements. These risks and uncertainties include: (i) the outcome of the special meeting of our stockholders to be held on September 5, 2001 to consider the adoption of the proposed merger with an indirect subsidiary of Land O'Lakes, Inc.; (ii) whether or not the other various conditions to the proposed merger are fulfilled and the merger is consummated; (iii) changing conditions or market trends in the animal feeds and agricultural products industries; (iv) general economic or business conditions, including its effect on our customers; (v) fluctuation in commodity prices and our ability to recover our raw material costs in the pricing of our products; (vi) consolidation in the feed production and livestock production industries; (vii) our ability to implement our business strategy; (viii) the level of demand for our products and the actions of our competitors; and (ix) our ability to obtain financing for specific or general corporate purposes. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.


Overview

         We develop, manufacture and market a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, birds, fish and pets. For the six month period ended June 30, 2001, the product mix by volume was approximately 26% for dairy cattle, 32% for beef cattle, 12% for hogs, 14% for horses, 5% for poultry and 11% for all others.

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

         The following discussion compares the results of operations for the three and six month periods ended June 30, 2001 to the comparable three and six month periods ended June 30, 2000. As a result of adoption of "fresh-start" reporting, the financial statements for periods subsequent to June 29, 2000 are prepared on a different basis of accounting and are not comparable to the financial statements for periods prior to June 29,2000, primarily with respect to the amortization of intangibles, interest expense, restructuring expense and income tax expense. To facilitate an understanding of the Company's operating performance, the following discussion is presented on a traditional comparative basis for all periods, with specific explanation provided for changes in results of operations due to the effects of "fresh-start" reporting.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Higher commodity prices caused net sales to increase 2.2% in 2001 from the 2000 period. Gross profit was $41.4 million for the three months ended June 30, 2001 compared to $38.9 million for the three months ended June 30, 2000, an increase of 0.8% in our gross profit percentage to 20.7% for the 2001 period. Average feed IOIC per ton was $76.54, an increase of $0.52 per ton above the average for 2000. Overall volume decreased 1.8% and totaled 0.9 million tons for the second quarter of 2001.

          Beef cattle volume increased slightly over the 2000 period as sales volume in the grass cattle business was favorably affected by weather as well as strong cattle economics. Dairy cattle tons decreased 7.3% from the prior year due to continued lower feeding rates caused by low milk prices. Hog volume decreased 1.8% from the prior year as a result of continuing market consolidation, and a decline in industry productivity. Horse volume increased 3.5% over the 2000 period, resulting from continued market share growth in horse product lines. Laying chicken and meatbird volume increased 13.9% from 2000 while specialty and other volume increased 1.9% over the 2000 period.

          Cost of products sold increased $1.8 million, or 1.2% from the comparable 2000 period, due primarily to increased ingredient costs. Manufacturing expenses were $0.8 million higher as compared to the three month period ended June 30, 2000 primarily due to increased energy costs.

          Marketing, distribution and advertising costs increased $2.2 million due to the recognition of compensation expense related to the stock-based compensation plans. General and administrative expenses also increased $4.2 million from the 2000 period due primarily to the recognition of stock-based compensation expense of $3.6 million related to the Equity Incentive and Stock Appreciation Rights Plans under APB 25. Overall marketing, distribution, advertising and general and administrative expenses were 19.8% of sales revenue, 16.8% excluding the recognition of stock-based compensation expense, in the three month period ended June 30, 2001, as compared to 16.9% in the three month period ended June 30, 2000.

         Intangible amortization expense decreased during 2001, as a result of "fresh-start" reporting. All intangible assets were revalued on June 30, 2000 and are being amortized over their estimated useful lives. Our reorganization value in excess of amounts allocable to identifiable assets upon the emergence from bankruptcy is being amortized over 10 years, whereas goodwill was amortized over five years during the comparable 2000 period.

         Research and development costs increased slightly compared with the three month period ended June 30, 2000. Other (income) expense, net, for the three month period ended June 30, 2001 relates to service fees for swine and dairy management, the (income) loss on our equity investments and losses on marketing arrangements. Other (income) expense for the three month period ended June 30, 2000 also includes proceeds of $24.4 million received in settlement of claims for excess charges of vitamin purchases in prior years, and a $3.3 million gain on the sale of our headquarters building.

         During the three month period ended June 30, 2001 restructuring expenses were $0.8 million of severance expense relating to the Company's continued cost management efforts. During the three month period ended June 30, 2000 restructuring expenses were $16.4 million including $9.6 million in advisory and financing fees incurred in connection with the bankruptcy cases, and $6.8 million for severance and compensation expense in connection with our Key Employee Retention Plan.

         Interest expense for the second three months of 2001 decreased $0.7 million from the comparable 2000 period primarily as a result of our debt being substantially reduced upon emergence from bankruptcy.

         For the second three months of 2000, we determined that we were not likely to receive a tax benefit or incur any tax cost under our tax sharing agreement with Koch Industries and thus recorded no tax benefit or expense. The Company's effective income tax rate differed from the statutory rate during the second three months of 2001 due to amortization of the reorganization value in excess of amounts allocable to identifiable assets not being allowed as a tax deduction.

Six months Ended June 30, 2001 Compared to Six months Ended June 30, 2000

         Due to overall higher commodity prices, net sales increased 3.1% from the 2000 period. Gross profit was $86.8 million for the six months ended June 30, 2001 compared to $85.4 million for the six months ended June 30, 2000. Overall volume for the six months ended June 30, 2001 was 1.9 million tons compared to 2.0 million tons for the comparable 2000 period, a decrease of 0.9%. Average IOIC per ton was $73.30, a 1.3% decrease from the six-month period ended June 30, 2000 due primarily to a slight decrease in margins in our livestock feed business.

         Beef cattle volume increased 2.5% over the 2000 period due to improved cattle economics. Dairy cattle tons decreased 8.1% from the prior year due to low milk prices and lower commodity prices. Hog volume decreased 3.3% from the prior year due additional market consolidation. Horse volume increased 4.2% over the 2000 period. The Company has had continued success in growing this business by aggressively marketing and promoting the product lines. Laying chicken and meatbird volume increased 14.1% from 2000. Specialty and other volume decreased 1.2% from the 2000 period.

         Cost of products sold increased $11.6 million, or 3.5% from the comparable 2000 period, due primarily to a $9.2 million increase in ingredient costs. Manufacturing expenses increased $2.3 million over the amount for the comparable 2000 period primarily as a result of increase energy costs.

         Marketing, distribution and advertising costs increased $2.5 million due primarily to the recognition of compensation expense for stock-based plans. General and administrative expenses increased $3.4 million from the 2000 period due to the recognition of $3.6 million of stock-based compensation expense related to the Equity Incentive and Stock Appreciation Rights Plans accounted for under APB 25 and a $1.0 million loss recorded in connection with the product recall at our Gonzales, Texas plant in January 2001, offset by a $1.2 million decrease in other administrative costs due primarily to the consolidation of the accounting and credit functions during 2000.

         Intangible amortization expense decreased during 2001 as a result of "fresh-start" reporting. Goodwill was being amortized over five years on a straight line basis during the first six months of 2000 and reorganization value in excess of amounts allocable to identifiable assets is currently being amortized on a straight line basis over ten years.

         Research and development costs increased slightly compared with the 2000 period. Other (income) expense, net for the six months ended June 30, 2001, relates to service fees for swine and dairy management, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other (income) expense for the six months ended June 30, 2000 includes proceeds of $24.4 million received in settlement of claims for excess charges of vitamin purchases in prior years. Additionally, the Company recorded a gain of $3.3 million from the sale of its headquarters building.

         Restructuring expense for the six months ended June 30, 2001 of $0.8 million in severance expense relates to the Company's continued cost management efforts. Restructuring expenses for the six months ended June 30, 2000 include $13.8 million in advisory and financing fees incurred in connection with the Reorganization Cases, $4.6 million for severance and moving costs and $6.5 million for compensation expense in connection with the Key Employee Retention Plan.

         Interest expense for the six months ended June 30, 2001 decreased $4.1 million from the 2000 period primarily as a result of our debt being substantially reduced upon emergence from bankruptcy.

         For the first six months of the year 2000, management had determined that it was not likely to receive a tax benefit or incur any tax cost under its tax sharing agreement with Koch Industries and thus recorded no tax benefit or expense. The Company's effective income tax rate differed from the statutory rate in 2001 due to amortization of the reorganization value in excess of amounts allocable to identifiable assets not being allowed as a tax deduction.

         For the six month period ended June 30, 2000, the extraordinary gain on extinguishment of debt represents the amount of unsecured liabilities of the Debtor, as reflected on its balance sheet as of the Petition Date, for which holders of such claims will be issued new common stock of the Company in full satisfaction of such liabilities. The total of such liabilities less the reduction in tax basis of the Company's assets as a result of the debt extinguishment, at the applicable tax rate, less the value of the new common stock issued to claim holders resulted in a net gain of $159.4 million.

         The income on the revaluation of the Company's assets and liabilities pursuant to the adoption of "fresh-start" reporting totaled $2.5 million during 2000. This represents the Company's best estimate of the reorganization value of the Company immediately after the Effective Date in excess of the net value of the Company's assets after the consummation of the Plan, including the extinguishment of debt.


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


INFLATION

         Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs and related depreciation and higher ingredient costs. The Company tries to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management's view that inflation has not had a significant impact on the consolidated operations in the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2001, net cash provided by operating activities was $7.7 million compared to net cash provided by operating activities of $27.0 million during the same period in 2000. The decrease in net cash provided from the prior period results primarily from a significant decrease in the Company's current obligations as compared to the prior year, offset by a decrease in deferred tax liability of $3.9 million. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company continued business operations. These claims were reflected as liabilities subject to compromise and as a result, the Company's current liabilities including trade payables at December 31, 1999 were substantially lower than such amount at December 31, 2000. Accordingly, the Company had a significant decrease in working capital during the first six months of 2001 compared to an increase which occurred during the first six months of 2000.

         Net cash used in investing activities was $6.3 million for the first six months of 2001, compared to net cash provided of $10.9 million for the six month period ended June 30, 2000. The net cash provided by investing activities in 2000 includes proceeds of $15.7 million primarily from the sale of the Company's headquarters building.

         Net cash used in financing activities for the six months ending June 30, 2001 includes repayments on our term loan of $31.0 million. Net cash used in financing activities in 2000 includes repayment in the prepetition revolving credit facility of $87.5 million and the repayment of prepetition term loans of $15.5 million, offset by the receipt of $60.0 million from Koch Industries related to the negotiated settlement as provided in the plan of reorganization.

         At June 30, 2001, we had $8.1 million in cash and cash equivalents on hand with $40.4 million available for borrowing under our new revolving credit facility. We operate with a relatively low working capital level because a majority of our sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

         Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under our revolving credit facility. Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should we need to do so, may be affected by cash requirements for debt service. Our credit agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. Additionally, we are required to provide our lenders monthly financial reports as to the results of our operations. The credit agreement also requires us to make mandatory repayments of the term loan in amounts equal to 50% of Excess Cash Flow (as defined in the Credit Agreement). No payment is due in 2001 due to the voluntary prepayment of $19.0 in 2000 and no payment is expected to be due in 2002 as a result of the $31.0 million voluntary prepayment on the term loan during the first six months of 2001.

         We expect that capital expenditures during fiscal year 2001 will be approximately $25.0 to $30.0 million which includes approximately $3.0 million related to new or improved manufacturing systems at facilities where horse products are manufactured to maintain these systems as ionophore free. Our actual capital expenditures for the six months ended June 30, 2001 were $7.7 million. We may from time to time be required to make additional capital expenditures in connection with the execution of our business strategies.

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


RECENT DEVELOPMENTS

         On June 17, 2001, Purina Mills entered into a definitive merger agreement with Land O'Lakes, Inc. and certain of its affiliates providing for the merger of Purina Mills with and into an indirect subsidiary of Land O'Lakes, Inc. A special meeting of Purina Mills stockholders to consider the adoption of the merger agreement and the merger pursuant thereto is scheduled to be held on September 5, 2001. Stockholders as of the record date of July 30, 2001 are entitled to vote at the special meeting. The proxy statement relating to the special meeting was mailed to Purina Mills stockholders on or about August 6, 2001.


RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill, the reorganization value in excess of amounts allocable to identifiable assets, and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. The Company's existing reorganization value in excess of amounts allocable to identifiable assets and intangible assets will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and reorganization value in excess of amounts allocable to identifiable assets, and make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 by March 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

         In connection with the transitional impairment evaluation, Statement 142 requires the Company to assess whether there is an indication that reorganization value in excess of amounts allocable to identifiable assets is impaired as of the date of adoption. Statement 142 contains extensive guidance on the manner in which this assessment is to be performed, and requires the full assessment be completed no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         As of January 1, 2002, the Company expects to have unamortized reorganization value in excess of amounts allocable to identifiable assets of $86.4 million and unamortized identifiable intangible assets in the amount of $33.0 million, each of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to reorganization value in excess of amounts allocable to identifiable assets was $5.1 million and $5.1 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.


KEY MEASURES AND CONCEPTS FOR UNDERSTANDING THE BUSINESS

         Because one of the principal focuses of the Company is cash flow, management uses earnings before interest expense, interest income, income taxes, depreciation, amortization, gains or losses on fixed asset dispositions and write-downs, restructuring costs, and other non-cash gains, losses or expenses ("EBITDAR") as a key measure for evaluating performance and compensating management under its annual incentive plan. EBITDAR is also a principal component of several covenants under the Credit Agreement. The following table provides a reconciliation of operating income before taxes and extraordinary items to EBITDAR.

                 (Dollars in thousands)                 POST-EMERGENCE     PRE-EMERGENCE
                                                        --------------     -------------
                                                          SIX MONTHS        SIX MONTHS
                                                             ENDED             ENDED
                                                         JUNE 30, 2001     JUNE 30, 2000
                                                            --------         --------
          OPERATING INCOME                                  $    260         $  2,919

          ADDBACK:
            Depreciation and amortization                     22,788           30,432
            Amortization of deferred financing costs              --             (602)
            (Gains) losses related to asset
               disposition and vitamin purchases
               claim settlement                                  106          (27,057)

          RESTRUCTURING AND OTHER NON-CASH CHARGES:
            Mark-to-market of derivative contracts            (1,858)              --
            Stock-based compensation expense                   5,908               --
            Restructuring expenses                               752           24,924
            Other                                              1,000               --
                                                            -------------------------

          EBITDAR                                           $ 28,956         $ 30,616
                                                            =========================

         The other non-cash charges, mark-to-market of derivative contracts represents the effect of adopting FAS 133 and the net fair value of futures contracts offset against the fair value of purchases and sale commitments. Stock-based compensation expense was recognized pursuant to variable plan accounting under APB 25 and represents expense related to the Equity Incentive and Stock Appreciation Rights Plans. Additionally, the "other" charge of $1.0 million represents a provision for losses related to the product recall at our Gonzales, Texas plant.

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


OUTLOOK OF OPERATING RESULTS

         Based on current economic conditions in the agricultural markets, especially those of most of our customers, we anticipate that earnings for the year 2001 will remain relatively stable as compared to 2000. We believe that the expected continued cash flow from operations plus the availability of $40.4 million under our revolving credit facility should position the Company to meet its future cash needs, including estimated capital expenditures of $25.0 million to $30.0 million for the year 2001.


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


                 (Dollars in millions)                                                         FAIR MARKET VALUE AT
                                                2001     2002        2003        TOTAL            JUNE 30, 2001
                                                ----     ----        ----        -----            -------------
                 Variable rate term debt
                 including current
                 portion:
                    Tranche A (1)              $    -  $    -     $  125.0    $  125.0                $124.4
                    Interest rate (2)

                 (1) During the first six months of 2001, the Company repaid an additional $31.0 million of the term loan. Accordingly, as of June 30, 2001, the total Tranche A term debt outstanding was $125.0 million, with the a remaining principal payment being due on December 31, 2003.

                 (2)  Eurodollar plus 2.75% (Average 7.47% on June 30, 2001).

         On September 22, 2000, the Company entered into a swap contract on $100.0 million of amortizing debt under the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate. Based on interest rates at June 30, 2001, an increase in interest rate of 1.0% would result in an increase in interest expense of $0.4 million after considering the swap contract.

                           PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDINGS


         The National Association of Securities Dealers ("NASD") conducted a review of certain trading activity in Purina Mills common stock prior to the Company's May, 2001 announcement that it had received an acquisition proposal and its subsequent June 2001 announcement of a proposed transaction with Land O'Lakes Inc. On August 2, 2001, the NASD issued a letter to the Company stating that it concluded its review and referred the matter to the Securities and Exchange Commission ("SEC") for whatever action, if any, it deems appropriate. In addition, the SEC is conducting an investigation which Purina Mills believes is focused on trading activity in Purina Mills common stock during the same time period. On July 25, 2001, Purina Mills received a subpoena from the SEC in this investigation. Purina Mills is cooperating with the SEC in this investigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Purina Mills was held on June 12, 2001. There were 8,498,396 shares of Common Stock entitled to vote at the meeting and a total of 4,646,153 shares were represented at the meeting. The following persons were elected to serve as directors of Purina Mills until the 2002 annual meeting of stockholders and until their successors are duly elected and qualified: Robert A. Hamwee, Brad J. Kerbs, James J. Gaffney, Robert F. Cummings, and Craig Scott Bartlett. Shareholders approved the Equity Incentive Plan, as amended and restated with 3,298,469 votes cast for, 781,866 votes cast against, 13,275 votes abstained, and 552,543 broker non-votes. The amended and restated Equity Incentive Plan allowed setting the exercise price of all outstanding options and future options at $12.50 per share on fifty percent of the options granted, $15.62 per share on twenty-five percent of the options granted and $18.75 per share on twenty-five percent of the options granted. Shareholders also approved the 2001 Non-Employee Director and Key Employee Equity Incentive Plan (the "2001 Plan"). The 2001 Plan provides for non-discretionary grants of nonstatutory stock options and authorized issuance of grants for 500,000 shares of common stock. There were 3,303,233 votes for, 456,379 votes against, 333,998 votes abstained, and 552,543 broker non-votes cast for the 2001 Plan proposal. Shareholders also ratified KPMG, LLP as independent auditors for 2001 by casting 4,311,937 votes for, 3,696 votes against, 330, 520 votes abstained, and there were no broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
 (a) Exhibits:

  EXHIBIT                                                                                     PAGE NUMBER OR
   NUMBER                         DESCRIPTION                                          INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------------------------------------

 2(a)      Second Amended Joint Plan of Reorganization of        Filed as Exhibit 2(a) to the General Form for Registration on Form
           Purina Mills, Inc., PM Holdings Corporation and its   10 of Purina Mills, Inc., Registration No. 033-66606 and
           Subsidiaries, dated February 22, 2000                 incorporated herein by reference

 2(b)      Form of Agreement and Plan of Merger among Koch       Filed as Exhibit 2(b) to the General Form for Registration on Form
           Agriculture Company, PM Holdings Corporation and      10 of Purina Mills, Inc., Registration No. 033-66606 and
           Purina Mills, Inc.                                    incorporated herein by reference

 2(c)      Agreement and Plan of Merger dated June 17, 2001      Filed as Exhibit 99.1 to the Form 8-K dated June 17, 2001 of
           among Land O'Lakes, Inc., LOL Holdings II, Inc.,      Purina Mills, Inc., Registration No. 033-66606 and incorporated
           LOL Holdings III, Inc. and Purina Mills, Inc.         herein by reference

 3(a)      Amended and Restated Certificate of Incorporation     Filed as Exhibit 3(a) to the General Form for Registration on Form
           of Purina Mills, Inc.                                 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

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

 4(b)      Form of Registration Rights Agreement among Purina    Filed as Exhibit 4(b) to the General Form for Registration on Form
           Mills, Inc. and certain holders of Common Stock       10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

 4(c)      Form of Rights Agreement between Purina Mills, Inc.   Filed as Exhibit 4(c) to the General Form for Registration on Form
           and the Rights Agent thereunder.                      10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

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

 4(g)      Form of Term Note, dated as of June 28, 2000, made    Filed as Exhibit 4(g) to the Quarterly Report for the quarterly
           by Purina Mills, Inc.                                 period ended June 30, 2000 on Form 10-Q of Purina Mills, Inc.
                                                                 Registration No. 033-66606 and incorporated herein by reference

 4(h)      Form of Lockup Agreement in respect of Common Stock   Filed as Exhibit 4(h) to the General Form for Registration on Form
           issued under key employee retention program           10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

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

10(h)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Brad J. Kerbs

10(i)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Glenn W. Shields

10(j)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and James R. Emanuelson

10(k)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Bradley D. Schu

10(l)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and David R. Hoogmoed

10(m)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Mark S. Chenoweth

10(n)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Rick L. Bowen

10(o)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Darrell D. Swank

--------------------
*    Filed herewith

(b)    Reports on Form 8-K:
             The Company filed a Report on Form 8-K dated May 8, 2001, in response to Item 5-Other Events. The Form 8-K included a press release announcing that it had received an acquisition proposal.

              The Company filed a Report on Form 8-K dated May 29, 2001, in response to Item 5 - Other Events. The Form 8-K included a press release announcing the amendment of Purina Mills' stockholder rights agreement.

                 The Company filed a Report on Form 8-K dated June 17, 2001, in response to Item 5 - Other Events. The Form 8K included a press release announcing that Purina Mills had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 17, 2001 with Land O'Lakes, Inc., a Minnesota cooperative corporation, LOL Holdings II, Inc., a Delaware corporation and a wholly owned subsidiary of Land O'Lakes, Inc., and LOL Holdings III, Inc., a Delaware corporation and wholly owned subsidiary of LOL Holdings II, Inc.

                The Company filed a Report on Form 8-K dated July 24, 2001, in response to Item 5 - Other Events. The Form 8K included a press release announcing that Purina Mills' Board of Directors had set the date for the special meeting of Purina Mills stockholders for the purpose of voting to adopt the merger agreement and to approve the merger with Land O'Lakes.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PURINA MILLS, INC.



Date:  August 14, 2001               /s/Darrell D. Swank
                                     -------------------
                                     Darrell D. Swank
                                     Executive Vice President,
                                     Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

  EXHIBIT                                                                                     PAGE NUMBER OR
   NUMBER                         DESCRIPTION                                          INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------------------------------------

 2(a)      Second Amended Joint Plan of Reorganization of        Filed as Exhibit 2(a) to the General Form for Registration on Form
           Purina Mills, Inc., PM Holdings Corporation and its   10 of Purina Mills, Inc., Registration No. 033-66606 and
           Subsidiaries, dated February 22, 2000                 incorporated herein by reference

 2(b)      Form of Agreement and Plan of Merger among Koch       Filed as Exhibit 2(b) to the General Form for Registration on Form
           Agriculture Company, PM Holdings Corporation and      10 of Purina Mills, Inc., Registration No. 033-66606 and
           Purina Mills, Inc.                                    incorporated herein by reference

 2(c)      Agreement and Plan of Merger dated June 17, 2001      Filed as Exhibit 99.1 to the Form 8-K dated June 17, 2001 of
           among Land O'Lakes, Inc., LOL Holdings II, Inc.,      Purina Mills, Inc., Registration No. 033-66606 and incorporated
           LOL Holdings III, Inc. and Purina Mills, Inc.         herein by reference

 3(a)      Amended and Restated Certificate of Incorporation     Filed as Exhibit 3(a) to the General Form for Registration on Form
           of Purina Mills, Inc.                                 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

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

 4(b)      Form of Registration Rights Agreement among Purina    Filed as Exhibit 4(b) to the General Form for Registration on Form
           Mills, Inc. and certain holders of Common Stock       10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

 4(c)      Form of Rights Agreement between Purina Mills, Inc.   Filed as Exhibit 4(c) to the General Form for Registration on Form
           and the Rights Agent thereunder.                      10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

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

 4(g)      Form of Term Note, dated as of June 28, 2000, made    Filed as Exhibit 4(g) to the Quarterly Report for the quarterly
           by Purina                                             Mills, Inc. period ended June 30, 2000 on Form 10-Q of Purina
                                                                 Mills, Inc. Registration No. 033-66606 and incorporated herein by reference

 4(h)      Form of Lockup Agreement in respect of Common Stock   Filed as Exhibit 4(h) to the General Form for Registration on Form
           issued under key employee retention program           10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

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

  EXHIBIT                                                                               PAGE NUMBER OR
   NUMBER                  DESCRIPTION                                          INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------------------------------------
10(c)       Form of Director and Officer Indemnification         Filed as Exhibit 10(c) to the General Form for Registration on
            Agreement for Purina Mills, Inc.                     Form 10 of Purina Mills, Inc., Registration No. 033-66606 and
                                                                 incorporated herein by reference

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

10(h)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Brad J. Kerbs

10(i)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Glenn W. Shields

10(j)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and James R. Emanuelson

10(k)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Bradley D. Schu

10(l)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and David R. Hoogmoed

10(m)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Mark S. Chenoweth

10(n)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Rick L. Bowen

10(o)* Amended employment agreement dated June 18, 2001 between Purina Mills, Inc. and Darrell D. Swank

--------------------
*    Filed herewith