Form 10-Q
period 2002-06-30
PURINA MILLS LLC
filed 2002-08-14
CIK 909987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                FROM        TO       .
                     ------    ------

                        COMMISSION FILE NUMBER 333-84486


                                PURINA MILLS, LLC
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                             41-2015534
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)              Identification No.)


                               1080 COUNTY ROAD F
                          ARDEN HILLS, MINNESOTA 55112
              (Address of principal executive offices and zip code)


                                 (651) 481-4700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes               No    X
       ------        ---------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        X      No
       ---------     ---------

                                TABLE OF CONTENTS

                                                                                                                 PAGE
   PART I.  FINANCIAL INFORMATION..........................................................................         3
   ITEM 1.  FINANCIAL STATEMENTS...........................................................................         3

   Financial Statements (unaudited) for the three months ended June 30, 2002 and 2001, the three months ended March 31, 2002 and 2001, and the six months ended June 30, 2002 and 2001
   Consolidated Balance Sheets as of June 30, 2002, March 31, 2002 and December 31, 2001...................         3
   Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001,
     the three months ended March 31, 2002 and 2001, and the six months ended June 30, 2002 and 2001.......         4
   Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001,
     and the six months ended June 30, 2002 and 2001.......................................................         5
   Notes to Consolidated Financial Statements..............................................................         6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........         9

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................        19

   PART II. OTHER INFORMATION..............................................................................        20

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................        21

   SIGNATURES..............................................................................................        22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       PURINA MILLS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,         MARCH 31,       DECEMBER 31,
                                                                                    2002              2002              2001
                                                                                  ---------         ---------       ------------
                                                                                                 ($ IN THOUSANDS)
                                                                                                   (UNAUDITED)
                                                        ASSETS
Current assets:
    Cash and short-term investments ..............................                $  5,873          $  2,829          $ 14,370
    Receivables, net .............................................                  14,193            10,818            22,097
    Inventories ..................................................                  43,487            44,313            45,795
    Prepaid expenses .............................................                   1,260             2,011             2,423
                                                                                  --------          --------          --------
               Total current assets ..............................                  64,813            59,971            84,685
Investments ......................................................                  12,802            11,921            11,105
Property, plant and equipment, net ...............................                 209,288           214,236           220,567
Goodwill, net ....................................................                  89,680            90,372            86,872
Other intangibles, net ...........................................                  96,445            97,097            99,169
Receivable from Land O'Lakes Farmland Feed LLC ...................                  15,445            15,445            15,445
Other assets .....................................................                  20,301            19,678            19,684
                                                                                  --------          --------          --------
               Total assets ......................................                $508,774          $508,720          $537,527
                                                                                  ========          ========          ========

                                               LIABILITIES AND EQUITIES

Current liabilities:
    Accounts payable .............................................                $ 45,462          $ 47,842          $ 53,591
    Accrued expenses .............................................                  17,331            17,874            19,012
                                                                                  --------          --------          --------
               Total current liabilities .........................                  62,793            65,716            72,603
Notes payable - Land O'Lakes Farmland Feed LLC ...................                  23,652            26,666            58,763
Employee benefits and other liabilities ..........................                  34,021            34,005            32,980
Minority interests ...............................................                      26                41                28
Equities:
    Contributed capital ..........................................                 366,953           366,920           366,897
    Retained earnings ............................................                  21,329            15,372             6,256
                                                                                  --------          --------          --------
               Total equities ....................................                 388,282           382,292           373,153
                                                                                  --------          --------          --------
Commitments and contingencies
Total liabilities and equities ...................................                $508,774          $508,720          $537,527
                                                                                  ========          ========          ========


          See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS     FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                               ENDED JUNE 30,           ENDED MARCH 31,           ENDED JUNE 30,
                                                          ----------------------    ---------------------    ----------------------
                                                             2002         2001         2002        2001        2002          2001
                                                          ---------    ---------    ---------   ---------    ---------    ---------
                                                                                      ($ IN THOUSANDS)
                                                                                         (UNAUDITED)
Net sales .............................................   $ 199,919    $ 192,987    $ 214,863   $ 220,368    $ 414,782    $ 413,355
Cost of sales .........................................     164,079      157,202      177,993     180,858      342,073      338,060
                                                          ---------    ---------    ---------   ---------    ---------    ---------
Gross profit ..........................................      35,840       35,785       36,870      39,510       72,709       75,295
Selling, general and administration ...................      29,741       39,541       27,814      34,888       57,554       74,428
                                                          ---------    ---------    ---------   ---------    ---------    ---------
Earnings (loss) from operations .......................       6,099       (3,756)       9,056       4,622       15,155          867
Interest (income) expense, net ........................        (276)       2,836         (288)      2,796        (564)        5,632
Equity in loss of affiliated companies ................         416          318          161         187          577          505
Minority interest in earnings of subsidiaries .........           2           69           67          34           69          102
                                                          ---------    ---------    ---------   ---------    ---------    ---------
Earnings (loss) before income taxes ...................       5,957       (6,979)       9,116       1,605       15,073       (5,372)
Income tax (benefit) expense ..........................        --         (1,702)        --         1,524         --           (177)
                                                          ---------    ---------    ---------   ---------    ---------    ---------
Net earnings (loss) ...................................   $   5,957    $  (5,277)   $   9,116   $      81    $  15,073    $  (5,195)
                                                          =========    =========    =========   =========    =========    =========

          See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                                ENDED MARCH 31,                 ENDED JUNE 30,
                                                                           ------------------------        ------------------------
                                                                             2002            2001            2002            2001
                                                                           --------        --------        --------        --------
                                                                                                ($ IN THOUSANDS)
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss) ............................................       $  9,116        $     81        $ 15,073        $ (5,195)
    Adjustment to reconcile net earnings (loss) to
      cash provided (used) by operating activities:
      Depreciation and amortization ................................          7,798          10,850          15,930          22,996
      Increase in other assets .....................................           (964)         (1,137)         (3,266)         (1,162)
      Increase in other liabilities ................................            972           1,484             970           2,207
      Equity in loss of affiliated companies .......................            161             187             577             505
      Minority interests ...........................................             67              34              69             102
      Other ........................................................             --          (2,936)             --           2,311
    Changes in current assets and liabilities, net of
      acquisitions and divestitures:
      Receivables ..................................................         11,279          10,119           7,904          10,591
      Inventories ..................................................          1,482           1,537           2,308           4,605
      Other current assets .........................................            412          (1,078)          1,163            (448)
      Accounts payable .............................................         (7,152)        (22,727)         (8,129)        (26,205)
      Accrued expenses .............................................         (1,138)         (1,417)         (1,681)         (1,630)
                                                                           --------        --------        --------        --------
    Net cash provided (used) by operating activities ...............         22,033          (5,003)         30,918           8,677

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment .....................         (2,895)         (2,441)         (4,735)         (7,748)
    Payments for investments .......................................             (8)           (428)            (22)           (574)
    Proceeds from investments ......................................             --             347             397             977
    Proceeds from sale of property, plant and equipment ............             --              82              --              84
                                                                           --------        --------        --------        --------
    Net cash used by investing activities...........................         (2,903)         (2,440)         (4,360)         (7,261)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable to Land O'Lakes
      Farmland Feed LLC ............................................        (30,694)             --         (35,111)             --
    Payments on term loan ..........................................             --         (21,003)             --         (31,015)
    Other ..........................................................             23              --              56              --
                                                                           --------        --------        --------        --------
    Net cash used by financing activities ..........................        (30,671)        (21,003)        (35,055)        (31,015)
                                                                           --------        --------        --------        --------
    Net decrease in cash and short-term investments ................        (11,541)        (28,446)         (8,497)        (29,599)
Cash and short-term investments at beginning of period..............         14,370          37,664          14,370          37,664
                                                                           --------        --------        --------        --------

Cash and short-term investments at end of period ...................       $  2,829        $  9,218        $  5,873        $  8,065
                                                                           ========        ========        ========        ========
Supplementary Disclosure of Cash Flow Information:
    Cash paid during periods for:
      Interest, net of interest capitalized ........................       $     --        $  3,985        $     --        $ 13,598
      Income taxes paid ............................................       $     --        $    299        $     --        $    173



          See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     On October 11, 2001, pursuant to an Agreement and Plan of Merger, LOL Holdings III, Inc., an indirect wholly-owned subsidiary of Land O'Lakes, Inc. was merged into Purina Mills, Inc. ("PMI"), with PMI being the surviving corporation. As a result of the merger, LOL Holdings II, Inc., a wholly-owned subsidiary of Land O'Lakes, Inc. owned 100% of PMI. Subsequently, PMI was reorganized as a limited liability company, renamed Purina Mills, LLC ("Purina Mills") and LOL Holdings II, Inc. contributed the business to Land O'Lakes Farmland Feed LLC. Upon the formation of Purina Mills, provisions for income taxes were no longer recorded since the taxable operations pass directly to the owner.

     The merger has been accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141") and, accordingly, the consolidated financial statements for periods subsequent to October 11, 2001 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair value as of October 11, 2001. The consolidated financial statements for periods prior to October 11, 2001 have been prepared on the predecessor cost basis of Purina Mills, LLC.

2.   SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements reflect, in the opinion of the management of Purina Mills, LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Additionally, certain reclassifications have been made to prior period consolidated statements to conform to the consolidated financial statement presentation as of and for the six months ended June 30, 2002. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company has performed step one of the impairment testing of goodwill by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing was not required and no impairment has been recognized in the current year of adoption. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

                                                                THREE MONTHS ENDED       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,                  MARCH 31,               JUNE 30,
                                                               -------------------      -------------------     -------------------
                                                                2002         2001         2002       2001         2002        2001
                                                               -------     -------      -------     -------     -------     -------
Net earnings (loss) ......................................     $ 5,957     $(5,277)     $ 9,116     $    81     $15,073     $(5,195)
Add back: Goodwill amortization, net of tax ..............          --          --           --          --          --          --
                                                               -------     -------      -------     -------     -------     -------
Adjusted net earnings (loss) .............................     $ 5,957     $(5,277)     $ 9,116     $    81     $15,073     $(5,195)
                                                               =======     =======      =======     =======     =======     =======

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                                                      AS OF JUNE 30, 2002
                                                                                  -------------------------
                                                                                   GROSS
                                                                                  CARRYING      ACCUMULATED
                                                                                   AMOUNT      AMORTIZATION
                                                                                  --------     ------------
                          Amortized intangible assets
                            Patents......................................         $ 16,373       $    818
                            Other........................................            5,121          1,194
                                                                                  --------       --------
                            Total........................................         $ 21,494       $  2,012
                                                                                  ========       ========
                          Unamortized intangible assets
                            Trademarks...................................         $ 76,963
                                                                                  ========
                          Aggregate amortization expense:
                            For six months ended June 30, 2002...........         $  1,016
                          Estimated amortization expense:
                            For the six months ended December 31, 2002...         $  1,304
                            For year ended December 31, 2003.............            1,954
                            For year ended December 31, 2004.............            1,954
                            For year ended December 31, 2005.............            1,954
                            For year ended December 31, 2006.............            1,838
                            For year ended December 31, 2007.............            1,838

                                                                                 AS OF MARCH 31, 2002
                                                                           --------------------------------
                                                                           GROSS CARRYING       ACCUMULATED
                                                                               AMOUNT          AMORTIZATION
                                                                           --------------      ------------
                          Amortized intangible assets
                            Patents.....................................      $  16,373          $    626
                            Other.......................................          5,121               734
                                                                              ---------          --------

                            Total.......................................      $  21,494          $  1,360
                                                                              =========          ========
                          Unamortized intangible assets
                            Trademarks and other........................      $  76,963
                                                                              =========
                          Aggregate amortization expense:
                            For three months ended March 31, 2002.......      $     364
                          Estimated amortization expense:
                            For nine months ended December 31, 2002.....      $   1,956
                            For year ended December 31, 2003............          1,954
                            For year ended December 31, 2004............          1,954
                            For year ended December 31, 2005............          1,954
                            For year ended December 31, 2006............          1,838
                            For year ended December 31, 2007............          1,838

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:


Balance as of January 1, 2002.........................        $    86,872
Reallocation of purchase price........................
                                                                    2,808
                                                              -----------
Balance as of June 30, 2002...........................        $    89,680
                                                              ===========

4.  RECEIVABLES

    A summary of receivables is as follows:

                                                                                  JUNE 30,      MARCH 31,    DECEMBER 31,
                                                                                    2002          2002           2001
                                                                                  ---------   -----------    -----------
                        Notes from sale of trade receivables (see Note 5)....        19,101        13,519         16,937
                        Other................................................         1,016         3,130         10,809
                                                                                  ---------   -----------    -----------
                                                                                     20,117        16,649         27,746
                        Less allowance for doubtful accounts.................         5,924         5,831          5,649
                                                                                  ---------   -----------    -----------
                        Total receivables, net...............................    $   14,193   $    10,818    $    22,097
                                                                                 ==========   ===========    ===========



5.  RECEIVABLES PURCHASE FACILITY

    In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from Purina Mills, LLC to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in Purina Mills, LLC's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, Purina Mills, LLC has retained reserves for estimated losses. Purina Mills, LLC expects no significant gains or losses from the sale of the receivables. The total accounts receivable sold by Purina Mills, LLC during the first three months and six months of 2002 were $235.6 million and $458.4 million, respectively.

6.  INVENTORIES

    A summary of inventories is as follows:

                                                                  JUNE 30,      MARCH 31,    DECEMBER 31,
                                                                    2002          2002           2001
                                                                -----------   -----------    -----------
                  Raw materials.........................        $    30,653   $    31,874    $    34,079
                  Finished goods........................             12,834        12,439         11,716
                                                                -----------   -----------    -----------
                  Total inventories.....................        $    43,487   $    44,313    $    45,795
                                                                ===========   ===========    ===========

7.  INVESTMENTS

    Purina Mills, LLC's investments are as follows:

                                                                           JUNE 30,        MARCH 31,   DECEMBER 31,
                                                                             2002            2002          2001
                                                                           ---------      ---------     ---------
                  Harmony Farms, LLC...........................            $   3,596      $   3,969     $   3,969
                  T-PM Holdings Company........................                1,280          1,290         1,290
                  Northern Colorado Feed, LLC..................                1,098          1,160         1,210
                  ESSV, LLC....................................                  893            893             -
                  Alliance Milk Products, LLC..................                  837            975           874
                  Eastern Block, Inc. .........................                  578            606           545
                  Y-Not, LLC...................................                  512            552           560
                  Eastgate Feed and Grain, LLC.................                  214            214           214
                  Eslabon Companies............................                  195            202           225
                  Other........................................                3,599          2,060         2,218
                                                                           ---------      ---------     ---------
                  Total investments............................            $  12,802      $  11,921     $  11,105
                                                                           =========      =========     =========



8.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:

                                                                              JUNE 30,     MARCH 31,     DECEMBER 31,
                                                                                2002         2002            2001
                                                                            -----------  -----------     -----------
                            Land and land improvements..................    $    11,041  $    11,041     $    11,041
                            Buildings and building equipment............         65,745       65,745          65,745
                            Machinery and equipment.....................        140,212      140,207         140,207
                            Construction in progress....................         13,768       11,240          10,138
                                                                            -----------  -----------     -----------
                                                                                230,766      228,233         227,131
                            Less accumulated depreciation...............         21,478       13,997           6,564
                                                                            -----------  -----------     -----------
                            Total property, plant and equipment, net....    $   209,288  $   214,236     $   220,567
                                                                            ===========  ===========     ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    You should read the following discussions of financial condition and results of operations of Purina Mills, LLC ("Purina Mills") together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of the management of Purina Mills. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements.

OVERVIEW

General

    Purina Mills produces both commercial and lifestyle animal feed for a wide variety of animals, including dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock use Purina Mills' commercial feed products. Customers who own animals principally for non-commercial purposes use Purina Mills' lifestyle feed products. Purina Mills markets animal feed products, other than dog and cat food, under the leading brands in the industry, Purina, Chow and the "Checkerboard " Nine Square Logo.

     In October 2001, Land O'Lakes acquired Purina Mills, Inc. and contributed the business to Land O'Lakes Farmland Feed. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to the balance sheet of Land O'Lakes Farmland Feed, which was pushed down to Purina Mills, LLC. Land O'Lakes financed the acquisition and refinanced outstanding indebtedness of Land O'Lakes and Purina Mills through a combination of secured bank revolving credit and term debt and the issuance of $350.0 million of unsecured senior notes due 2011. Purina Mills, LLC and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC) have guaranteed this indebtedness and have secured that obligation with substantially all assets.

CONSOLIDATED AND UNCONSOLIDATED BUSINESSES

    Purina Mills has several business activities that are not wholly owned. The results of the majority and wholly owned businesses are fully consolidated. The minority owners' share in these businesses is eliminated in the consolidated financial statements. Most of the investments in joint ventures in which Purina Mills has 50% or less of the governance rights are accounted for under the equity method of accounting. For the six months ended June 30, 2002, losses in unconsolidated businesses were $0.6 million compared to losses of $0.5 million for the six months ended June 30, 2001. The investment in unconsolidated businesses as of June 30, 2002 was $9.2 million, compared to $9.3 million as of December 31, 2001. Cash flow from investment in unconsolidated businesses for the six months ended June 30, 2002 was $0.4 million compared to $1.0 million for the six months ended June 30, 2001.

Critical Accounting Policies

Purina Mills utilizes certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management's judgment about subjective factors and estimates about the effect of matters, which are inherently uncertain. The following is a summary of those accounting measurements which Purina Mills believes are most critical to the reported results of operations and financial condition.

    Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis. Purina Mills' products use agricultural commodities as inputs; in particular corn, soybean meal, and wheat midds. Through pricing and the use of risk management tools, the results are marginally affected by the change in the cost of commodity inputs. Industry practices in animal feed pass cost fluctuations on to the customer in the long term, but do not protect against large sudden movements in input costs in the short term.

    Purina Mills uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices primarily for product inputs such as soybean meal and corn. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, since the adoption of SFAS No. 133, effective January 1, 2001, the futures contracts are marked to market each month and unrealized gains and losses are recognized in earnings. Prior to 2001, Purina Mills did not mark derivative commodity instruments to market; instead, Purina Mills recorded losses or gains only when realized.

    Allowance for Doubtful Accounts. Purina Mills estimates its allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories, current sales levels and the state of the economy. Purina Mills' credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial strength of customers or changes in the state of the economy could result in write-offs which exceed estimates and negatively impact the financial results.

    Recoverability of Long-Lived Assets. Purina Mills assesses the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. Purina Mills deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

Seasonality

    The feed business is seasonal, with a higher percentage of the feed volume sold, and earnings being generated, during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions that affect cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect quarter-by-quarter results of operations.

Agricultural Commodity Inputs and Outputs

    Many of Purina Mills' products use agricultural commodities as inputs, such as corn, soybean meal, and wheat midds. Through pricing and the use of risk management tools, Purina Mills' results are marginally affected by the change in the cost of commodity inputs. Industry practices in animal feed pass cost fluctuations on to the customer in the long term, but do not protect against large sudden movements in input costs in the short term.

    Purina Mills follows industry standards for feed pricing. The feed industry generally prices products based on Income Over Ingredient Cost (IOIC) per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Thus, the key indicator of business performance is IOIC rather than net sales. Net sales are considered a poor indicator of performance as large fluctuations can occur from period to period due to volatility in underlying commodity ingredient prices.

    Purina Mills enters into forward contracts to supply feed, which currently represent approximately 20% of the feed output. When Purina Mills enters into these contracts, it also generally enters into forward input supply contracts to "lock in" IOIC.

    Changes in commodity grain prices also have an impact on the mix of products that Purina Mills sells. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and will sell grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers will feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effect on operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although margins per ton are lower, Purina Mills sells substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.

RESULTS OF OPERATIONS

    The following discussion compares the results of operations for the three and six month periods ended June 30, 2002 and the three months ended March 31, 2002 to the comparable three and six month periods ended June 30, 2001 and three months ended March 31, 2001, respectively. As a result of the merger and the application of SFAS 141, the financial statements for periods subsequent to October 11, 2001 are prepared on a different basis of accounting and are not comparable to the financial statements for periods prior to October 11, 2001. To facilitate an understanding of Purina Mills' operating performance, the following discussion is presented on a traditional comparative basis for all periods, with specific explanation provided for changes in results of operations due to the effects of the application of SFAS 141.

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

    Higher commodity prices caused net sales to increase $6.9 million, or 3.6%, from $193.0 million for the three months ended June 30, 2001 to $199.9 million for the three months ended June 30, 2002. Beef cattle volume decreased 2.6% from the 2001 period as sales volume in the feedlot business was unfavorably affected by increases in commodity prices and an excess of food proteins in the U.S. market. Dairy cattle tons increased 5.0% over the prior year period due to increases in sales to larger herds, which more than offset declines in sales to smaller herds ceasing operations. Hog volume decreased 9.6% from the prior year as a result of continuing market consolidation, a decline in industry productivity, and an excess of food proteins (such as beef cattle, swine, and poultry) in the U.S. market. Poultry volume declined 60.2% due to poor economics, and an excess of food proteins in the U.S. market. Horse volume increased 13.4% over the 2001 period, resulting from continued market share growth in the horse product lines. Specialty and other volumes increased
13.5% over the 2001 period due to sales volume increases in all sectors of the specialty and other lifestyle businesses.

COST OF SALES

    Cost of sales increased $6.7 million, or 4.3%, from $157.3 million for the three months ended June 30, 2001 to $164.1 million for the three months ended June 30, 2002, due primarily to increased ingredient costs. Manufacturing and distribution expenses were $0.8 million lower as a result of lower energy and repair costs.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense decreased $9.8 million, or 2.5%, from $39.5 million for the three months ended June 30, 2001 to $29.7 million for the three months ended June 30, 2002. The decrease is due primarily to a reduction in intangible amortization expense of $3.8 million as a result of the revaluation of assets at the time of the acquisition and Purina Mills' adoption of SFAS No. 142 under which goodwill is no longer amortized. A reduction of stock-based compensation expense of $5.9 million related to prior-year stock options accounted for under APB 25.


INTEREST (INCOME) EXPENSE

    As a result of the October 11, 2001 acquisition, all outstanding debt of Purina Mills, exclusive of intercompany borrowings, was eliminated. Thus, for the second quarter of 2002, Purina Mills, LLC incurred no interest expense, but rather received interest income primarily due to the sale of receivables. For the three-month period ended June 30, 2001, Purina Mills, LLC incurred interest expense on outstanding debt.

INCOME TAX BENEFIT

    Since Purina Mills is now a limited liability company, it does not incur any income tax expense at the company level. In contrast, for the three months ended June 30, 2001, Purina Mills recorded a tax benefit of $1.7 million on its loss before taxes.

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2001


NET SALES

    Lower sales volumes caused net sales to decrease $5.5 million, or 2.5%, from $220.4 million for the three months ended March 31, 2001 to $214.9 million for the three months ended March 31, 2002. Beef cattle volume decreased 10.8% from the 2001 period as sales volume in both the feedlot and grass cattle business was unfavorably affected by lower cattle markets, a warmer than normal winter season, and an excess of food proteins in the U.S. market. Dairy cattle tons slightly decreased 0.1% over the prior year period. Hog volume decreased 7.5% from the prior year as a result of continuing market consolidation, small producers leaving the business and the supply of protein exceeding demand. Poultry volume declined 63.2% due to low market prices for poultry, and an excess of food proteins in the U.S. market. Horse volume increased 8.1% over the 2001 period, resulting from market share growth in the horse product lines. Specialty and other volumes increased 9.6% over the 2001 period due to sales volume increases in all sectors of the specialty and other lifestyle businesses.

COST OF SALES

    Cost of sales decreased $2.9 million, or 1.6%, from $180.9 million for the three months ended March 31, 2001 to $178.0 million for the three months ended March 31, 2002, due primarily to lower sales volumes. Manufacturing and distribution expenses were $0.4 million lower as a result of lower energy costs due to a milder winter season.


SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense decreased $7.1 million, or 20.3%, from $34.9 million for the three months ended March 31, 2001 to $27.8 million for the three months ended March 31, 2002. The decrease is due primarily to a reduction in intangible amortization expense of $4.1 million as a result of the revaluation of assets at the time of the acquisition and Purina Mills' adoption of SFAS No. 142 under which goodwill is no longer amortized. The expenses for the 2001 period included $1.0 million of costs related to a product claim. Other selling, general and administration expenses decreased $2.0 million primarily as a result of reduced personnel costs achieved through the integration plan with Land O'Lakes Farmland Feed.


INTEREST (INCOME) EXPENSE

    As a result of the October 11, 2001 acquisition, all outstanding debt of Purina Mills, exclusive of intercompany borrowings, was eliminated. Thus, for the first quarter of 2002, Purina Mills, LLC incurred no interest expense, but rather received interest income primarily due to the sale of receivables. For the three-month period ended March 31, 2001, Purina Mills, LLC incurred interest expense on outstanding debt.


INCOME TAX EXPENSE

    Since Purina Mills is now a limited liability company, it does not incur any income tax expense at the company level. For the three months ended March 31, 2001, Purina Mills recorded income tax expense of $1.5 million on its earnings before income taxes.

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001


NET SALES

    Net sales of $414.8 million for the six months ended June 30, 2002 increased by $1.4 million, or 0.3%, slightly exceeding net sales of $413.4 million for the six months ended June 30, 2001. Overall volume declined 3.0% but approximated 1.9 million tons during both six-month periods. Gross profit was $72.7 million for the six months ended June 30, 2002, a decrease of 3.4% from the six months ended June 30, 2001. Average IOIC per ton was $74.12 for the current period compared to $73.84 for the six-month period ended June 30, 2001.

    Beef cattle volume decreased 7.6% from the 2001 period due primarily to lower cattle markets, fewer animals and an excess of food proteins in the U.S. market. Dairy cattle tons increased 2.0% due to higher feeding rates in the 2002 period. Hog volume decreased 8.5% from the prior year as a result of market consolidation, small producers leaving the business, and the supply of protein exceeding demand. Horse volume decreased 10.7% over the 2001 period due to aggressive marketing and product promotions. Specialty and other volume remained strong and increased 11.6% over the 2001 period, while poultry declined with a 61.9% reduction in volume due primarily to continued poor economics.


COST OF SALES

    Cost of sales increased $4.2 million, or 1.2% from $338.1 million for the six months ended June 30, 2001, to $342.1 million for the six months ended June 30, 2002, due primarily to a $5.1 million increase in ingredient costs. Manufacturing and distribution expenses decreased $1.1 million from the prior-year period primarily as a result of lower energy costs due to a milder winter.


SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense decreased $16.8 million, or 22.6%, to $57.6 million for the six months ended June 30, 2002, compared to $74.4 million for the six months ended June 30, 2001. The expenses for the 2001 period included $1.0 million of costs related to a product claim and $5.9 million related to stock-based compensation on stock options under APB 25, which expenses were not recurring in the 2002 period. Additionally, the 2001 period included $7.8 million of additional intangible amortization expense over such amount for the 2002 period as a result of the revaluation of assets at the time of their acquisition and the adoption of SFAS No. 142. Other selling, general and administrative expenses decreased $2.1 million primarily as a result of reduced personnel costs achieved through the integration plan with Land O' Lakes Farmland Feed.

INTEREST (INCOME) EXPENSE

    For the six months ended June 30, 2002, Purina Mills, LLC recognized interest income of ($0.6) million primarily due to the sale of receivables, as compared to $5.6 million of interest expense on outstanding debt for the comparable 2001 period. All outstanding debt of Purina Mills, LLC, exclusive of intercompany borrowings, was eliminated as a result of the acquisition.

INCOME TAX EXPENSE (BENEFIT)

    Since Purina Mills is now a limited liability company, it does not incur any income tax expense at the company level. In contrast, for the six months ended June 30, 2001, Purina Mills, LLC recorded a tax benefit of ($0.2) million on its net loss before taxes, after the elimination of non-deductible amortization on certain intangibles, which was not deductible for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 2002, net cash provided by operating activities was $30.9 million compared to net cash provided by operating activities of $8.7 million for the six months ended June 30, 2001. The increase in net cash provided from the prior period resulted primarily from increased earnings. Net cash used in investing activities was $4.4 million for the first six months of 2002 compared to net cash used of $7.3 million for the six-month period ended June 30, 2001. The net cash used consists primarily of purchases of equipment at Purina Mills, LLC's facilities. Net cash used in financing activities of $35.1 million for the six months ended June 30, 2002 represents repayments of $35.1 million on the notes payable to Land O'Lakes, Inc. Net cash used in financing activities of $31.0 million for the six months ending June 30, 2001 includes repayments on an outstanding term loan of $31.0 million.

    At June 30, 2002, we had $5.9 million in short term investments. We operate with a relatively low working capital level because a majority of our sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment. We expect that capital expenditures during fiscal year 2002 will be approximately $18.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

    Land O'Lakes, Inc., Land O'Lakes Farmland Feed and Purina Mills, LLC entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, these entities sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity
(QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Purina Mills, LLC, Land O'Lakes Farmland Feed LLC or Land O'Lakes, Inc. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes Farmland Feed and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, Land O'Lakes Farmland Feed has retained reserves for estimated losses. As of June 30, 2002, $30.0 million was drawn against this facility with $70.0 million available.

    In addition, Purina Mills leases various equipment and real properties under long-term operating leases. Total consolidated rental expense for the second quarter of 2002 was $1.7 million, compared to $1.8 million in the second quarter of 2001. Total consolidated rental expense for the six months ended June 30, 2002 was $2.6 million, compared to $2.7 million for the first six months of 2001. Most of the leases require payment of operating expenses applicable to the leased assets. Purina Mills expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    At June 30, 2002, Purina Mills had certain contractual obligations that require the following payments:


                  PAYMENTS DUE BY PERIOD (AS OF JUNE 30, 2002)

CONTRACTUAL CASH OBLIGATIONS           TOTAL       LESS THAN 1 YEAR        1-3 YEARS     4-5 YEARS    AFTER 5 YEARS
                                                   ($ in thousands)

Operating Leases                         $ 5,664             $4,063          $ 1,530           $71                -
Revolving Credit Facility with
Land O'Lakes Farmland Feed LLC            23,652                  -           23,652             -                -
                                         -------             ------          -------       -------          -------
Total Contractual Obligations            $29,316             $4,063          $25,182           $71                -
                                         =======             ======          =======       =======          =======



    Purina Mills has certain commitments which may require the following payments to be made:


                       AMOUNT OF CONTINGENT OBLIGATIONS(1)
                   EXPIRATION PER PERIOD (AS OF JUNE 30, 2002)

                                             TOTAL
OTHER GUARANTEES                            AMOUNTS                                                     OVER 5
                                          GUARANTEED    LESS THAN 1 YEAR      1-3 YEARS    4-5 YEARS    YEARS
                                                        ($ in thousands)
Land O'Lakes Term Loan A(2)                 $291,217             $22,753       $150,024    $ 118,440    $       -
Land O'Lakes Term Loan B(2)                  233,783                 706          5,645        5,645      221,787
Land O'Lakes 83/4 % Senior Notes due
2011                                         350,000                   -              -            -      350,000
                                            --------             -------       --------    ---------    ---------
Total Guarantees                            $875,000             $23,459       $155,669    $ 124,085    $ 571,787
                                            ========             =======       ========    =========    =========


    (1) See "Off-Balance Sheet Arrangements" for information concerning our receivables securitization.

    (2) These obligations are subject to mandatory prepayment in certain events.

    Purina Mills expects that funds from operations and available borrowings under its revolving credit line from Land O'Lakes Farmland Feed and the receivables securitization facility will provide sufficient working capital to operate the business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company has performed step one of the impairment testing of goodwill by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing was not required and no impairment has been recognized in the current year of adoption. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

                                                       THREE MONTHS ENDED      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,               MARCH 31,                JUNE 30,
                                                            --------               ---------                --------
                                                     2002        2001        2002        2001        2002        2001
                                                     ----        ----        ----        ----        ----        ----
Net earnings (loss)                                  $    5,957  $  (5,277)  $    9,116  $      81   $   15,073  $  (5,195)
Add back: Goodwill amortization, net of tax                   -           -           -          -            -          -
                                                     ----------  ----------  ----------  ---------   ----------  ---------
Adjusted net earnings (loss)                         $    5,957  $  (5,277)  $    9,116  $      81   $   15,073  $  (5,195)
                                                     ==========  ==========  ==========  =========   ==========  =========

FORWARD LOOKING STATEMENTS

    This Form 10-Q for the six months ended June 30, 2002 includes "forward-looking statements" within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intend," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth below. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.


RISK FACTORS


CHANGES IN CONSUMER PREFERENCES COULD DECREASE OUR REVENUES AND CASH FLOW.

    We are subject to the risks of changing consumer preferences, which may result from a general economic downturn and nutritional and health-related concerns. Any shift in consumer preferences away from our products could decrease our revenues and cash flow and impair our ability to operate our business.

    Our business relies on the sale of feed products to consumers who own animals for recreational purposes or hobbies. The impact of an extended economic downturn in the U.S. economy could cause some of these owners either to sell their animals or to seek alternative, less expensive products.

COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

    Our business operates in a highly competitive environment. In addition, we compete with companies that have substantial capital resources, research and development staffs, facilities, diversity of product lines and brand recognition. Increased competition as to any of our products could result in reduced prices which would reduce our sales and margins.

    Our competitors may succeed in developing new or enhanced products which are better than ours. These companies may also prove to be more successful in marketing and selling their products than we are with ours.

AN OVERSUPPLY OF FOOD PROTEINS IN THE U.S. MARKET COULD CONTINUE TO REDUCE OUR NET SALES AND CASH FLOWS.

    Our animal feed segment supplies feed to farmers and specialized livestock producers for use in their commercial production of livestock. When the price that these producers receive for their livestock declines as a result of an oversupply of food proteins (such as beef cattle, swine and chicken) in the market, such producers may decide to lower their production levels or to seek alternative, lower margin products, resulting in lower net sales and cash flows for us.

OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY EXTREME WEATHER CONDITIONS.

    Our operating results are affected by seasonal fluctuations of our sales and operating profits. Our sales are seasonal, with a higher percentage of sales generated during the fourth and first quarters of the year. This seasonality is driven largely by weather conditions affecting sales of our beef cattle products. If the weather is particularly warm during the winter, then sales of feed for beef cattle may decrease because the cattle may be better able to graze under warmer conditions.

    Live hog and wholesale pork prices are also affected by seasonal factors. Because of production times for hogs, there are generally fewer hogs available in the second quarter, causing live hog and wholesale pork prices to be higher at these times. Conversely, there are generally more hogs available in the fourth quarter, which generally causes live hog and wholesale pork prices to be lower on average during these months.

    In addition, severe weather conditions and natural disasters, such as floods, droughts, frosts or earthquakes, or adverse growing conditions, diseases and insect-infestation problems may reduce the quantity and quality of commodities available for processing by us. A significant reduction in the quantity or quality of commodities harvested or produced due to adverse weather conditions, disease, insect problems or other factors could result in increased processing costs and decreased production, with adverse financial consequences to us.

INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

    We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The prices of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our business and results of operations.

OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

    The productivity and profitability of our businesses depend on animal health and on disease control. We face the risk of outbreaks of mad cow disease, which could lead to the destruction of beef cattle and dairy cows and decreased demand for dairy and beef products. If this occurs, we could have decreased demand for our feed products as dairy and beef producers decrease their herd sizes due to decreased demand for dairy and beef products.

    We face the risk of outbreaks of foot-and-mouth disease, which could lead to a massive destruction of cloven-hoofed animals such as dairy cattle, beef cattle, swine, sheep and goats and significantly reduce the demand for meat products. Because foot-and-mouth disease is highly contagious and destructive to susceptible livestock, any outbreak of foot-and-mouth disease could result in the widespread destruction of all potentially infected livestock. Our operations could suffer as a result of decreased demand for feed products. In addition, we may be prevented from selling or transporting hogs.

CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT TO DECREASE.

Many of our products use agricultural commodities as inputs or constitute agricultural commodity outputs. Consequently, increased cost of commodity inputs and decreased market price of commodity outputs may reduce our operating profit.

    We follow industry standards for feed pricing. The feed industry generally prices products on the basis of income over ingredient cost ("IOIC") per ton of feed. This practice mitigates the impact of volatility in commodity ingredient markets on our margins. However, if our commodity input prices were to increase dramatically, we may be unable to pass these prices on to our customers, who may find alternative feed sources at lower prices or may exit the market entirely. This increased expense could reduce our profitability.

    We have ownership interests in swine. In recent years, the market for hogs and wholesale pork has been the subject of extreme market fluctuations as a result of a number of factors, including industry expansion, processor capacity and consumer demand. In December 1998, the price of hogs hit its lowest point in nearly forty years, resulting in the price we received for a finished hog being substantially less than the cost to produce the hog. The prices for weanling and feeder pigs also decreased dramatically. A large portion of these losses were attributable to contracts provisions which guarantee swine producers certain minimum prices for feeder pigs. Although we do not intend to renew or extend these contracts, we may continue to incur losses under these contracts until the last ones expire in 2004.

WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

    We produce, market and sell products through numerous joint ventures with unaffiliated third parties.

    The terms of each joint venture are different, but our joint venture agreements generally contain:

    - restrictions on our ability to transfer our ownership interest in the joint venture;

    - no right to receive distributions without the unanimous consent of the members of the joint venture; and

    - non-competition arrangements restricting our ability to engage independently in the same line of business as the joint venture.

    In addition to these restrictions, in connection with the formation of some of our joint ventures, we have entered into purchase or supply agreements which require us to purchase a minimum amount of the products produced by the joint venture or supply a minimum amount of the raw materials used by the joint venture. The day-to-day operations of some of our joint ventures are managed by us through a management contract and others are managed by other joint venture members. As a result, we do not have day-to-day control over certain of these companies.

LAND O'LAKES INABILITY TO SERVICE ITS INDEBTEDNESS COULD REQUIRE US TO MAKE SIGNIFICANT CASH PAYMENTS, INCLUDING THE FORECLOSED VALUE OF SUBSTANTIALLY ALL OF OUR ASSET, TO FULLY SATISFY OUR GUARANTEE OF THAT INDEBTEDNESS.

    Along with all of our wholly-owned domestic subsidiaries, we jointly and severally guarantee the performance and full and punctual payment of Land O'Lakes indebtedness and have secured that obligation with a security interest in substantially all of our assets. In the event that Land O'Lakes is unable to fully and punctually service its indebtedness, Land O'Lakes creditors would look to us for complete satisfaction of the indebtedness. To the extent that we do not have sufficient cash available to fully satisfy our guarantee, Land O'Lakes creditors could force us to sell substantially all of our assets and forfeit all of the resulting proceeds.

    The covenants governing Land O'Lakes indebtedness may impose operating and other restrictions on us that will affect and may limit or prohibit, among other things, our ability to incur additional debt and sell or otherwise dispose of our assets.

OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    We are subject to Federal, state and local laws and regulations relating to the manufacturing, labeling, packaging, health and safety, sanitation, quality control, fair trade practices, and other aspects of our business. In addition, zoning, construction and operating permits are required from governmental agencies which focus on issues such as land use, environmental protection, waste management, and the movement of animals across state lines. These laws and regulations may, in certain instances, affect our ability to develop and market new products and to utilize technological innovations in our business. In addition, changes in these rules might increase the cost of operating our facilities or conducting our business which would adversely affect our finances.

    As a manufacturer of animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration ("FDA"). Several states also have laws that protect feed distributors or restrict the ability of corporations to engage in farming activities. These regulations may require us to alter or restrict our operations or cause us to incur additional costs in order to comply with the regulations.

INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

    We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. Any infringement or misappropriation of our intellectual property could damage its value and could limit our ability to compete. We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require a significant amount of management's time.

    We have invested substantial resources promoting and developing of our trademarked brands and establishing their reputation as high-quality products. Actions taken by these parties may damage our reputation and our trademarks' value.

    We license the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Under the terms of the license agreement, Nestle Purina PetCare Company retains primary responsibility for protecting the licensed trademarks from infringement. If Nestle Purina PetCare Company fails to assert its rights to the licensed trademarks, we may be unable to stop such infringement or cause them to do so. Any such infringement of the licensed trademarks, or of similar trademarks of Nestle Purina PetCare Company, could result in a dilution in the value of the licensed trademarks.

OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

    Our products are generally marketed under the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Nestle Purina PetCare Company markets widely recognized products under the same trademarks and has given other unaffiliated companies the right to market products under these trademarks. A competitor of ours, Cargill, licenses from Nestle Purina PetCare Company the right to market the same types of products which we sell under these trademarks in countries other than the United States. Acts or omissions by Nestle Purina PetCare Company or other unaffiliated companies may adversely affect the value of the Purina, Chow and the "Checkerboard" Nine Square Logo trademarks and the demand for our products. Third-party announcements or rumors about these unaffiliated companies could also have these negative effects.

PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

    The sale of animal feed products involves the risk of injury to those animals as well as human consumers of those animals. Such hazards could result from:

    -    tampering by unauthorized third parties;

    - product contamination (such as listeria, E. coli. and salmonella) or spoilage;

    - the presence of foreign objects, substances, chemicals, and other agents;

    - residues introduced during the growing, storage, handling or transportation phases; or

    - improperly formulated products which either do not contain the proper mixture of ingredients or which otherwise do not have the proper attributes.

    Some of the products we sell are produced for us by third parties, or contain inputs manufactured by third parties, and such third parties may not have adequate quality control standards to assure that such products are not adulterated, misbranded, contaminated or otherwise defective. We may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.

    Consumption of our products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters. Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution which we may have against others in the case of products which are produced by third parties. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our brand image. In the past, we have voluntarily recalled certain of our products in response to reported or suspected contamination. If we determine to recall any of our products, we may face material consumer claims.

OUR BUSINESS IS SUBJECT TO THE RISK OF ENVIRONMENTAL LIABILITY AND WE COULD BE NAMED AS A RESPONSIBLE OR POTENTIALLY RESPONSIBLE PARTY.

Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities may have been contaminated, and we may be required to make material expenditures to investigate, control and remediate such contamination.

    In addition, federal and state environmental authorities have proposed new regulations and attempted to apply certain existing regulations for the first time to agricultural operations. These regulations could result in significant restraints on some of our operations, particularly our swine operations, and could require us to spend significant amounts of money to bring these operations into compliance.

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

    At June 30, 2002, approximately 13% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

    We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key employees. If members of the management team or other key employees become unable or unwilling to continue in their present positions, the operation of our business would be disrupted and we may not be able to replace their skills and leadership in a timely manner to continue our operations as currently anticipated. We operate generally without employment agreements with, or key person life insurance on the lives of, our key personnel.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

    In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with agricultural markets. See "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operation". To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

    As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk on the market value of our inventories and our fixed or partially fixed purchase and sale contracts. We do not utilize hedging instruments for speculative purposes.

    Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which future contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts.

    The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                                        AT JUNE 30,                                     AT MARCH 31,
                                       --------------------------------------------    --------------------------------------------
                                                2002                   2001                    2002                    2001
                                       --------------------    --------------------    --------------------    --------------------
                                       NOTIONAL      FAIR      NOTIONAL     FAIR       NOTIONAL     FAIR       NOTIONAL     FAIR
                                        AMOUNT       VALUE      AMOUNT      VALUE       AMOUNT      VALUE       AMOUNT      VALUE
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                              ($ IN THOUSANDS)
Commodity futures contracts
Commitments to purchase ............   $ 17,011    $    230    $ 16,817    $   (191)   $ 19,089    $   (287)   $ 16,286    $   (731)
Commitments to sell ................    (14,944)       (411)    (13,194)       (832)    (11,091)        355     (10,226)       (381)
                                       --------    --------    --------    --------    --------    --------    --------    --------
  Total outstanding
    derivatives ....................   $  2,067    $    181    $  6,060    $ (1,023)   $  7,998    $     68    $  6,060    $ (1,112)
                                       ========    ========    ========    ========    ========    ========    ========    ========

                                         THREE MONTHS ENDED JUNE 30,
                               ----------------------------------------------
                                        2002                    2001
                               ---------------------   ----------------------
                                            REALIZED                 REALIZED
                                NOTIONAL      GAINS     NOTIONAL       GAINS
                                 AMOUNT     (LOSSES)     AMOUNT      (LOSSES)
                               ---------   ---------   ---------    ---------
                                             ($ IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase...   $  29,272   $     798   $  26,772    $     661
  Commitments to sell.......   $ (38,690)  $    (171)  $ (35,279)   $  (1,020)


                                        THREE MONTHS ENDED MARCH 31,
                               ----------------------------------------------
                                        2002                    2001
                               ---------------------- -----------------------
                                            REALIZED                 REALIZED
                                NOTIONAL      GAINS     NOTIONAL       GAINS
                                 AMOUNT     (LOSSES)     AMOUNT      (LOSSES)
                               ---------   ---------   ----------   ---------
                                             ($ IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase.     $  54,633   $     268   $  47,226    $      48
  Commitments to sell.....     $ (38,096)  $    (417)  $ (45,981)   $     (80)

                                          SIX MONTHS ENDED JUNE 30,
                              -----------------------------------------------
                                        2002                    2001
                              ----------------------- -----------------------
                                            REALIZED                 REALIZED
                                NOTIONAL      GAINS     NOTIONAL       GAINS
                                 AMOUNT     (LOSSES)     AMOUNT      (LOSSES)
                              ----------- ----------- ------------ -----------
                                             ($ IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase.     $  83,905   $   1,066   $  73,998    $     709
  Commitments to sell.....     $ (76,786)  $    (588)  $ (81,260)   $  (1,100)

INFLATION RISK

    Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

            EXHIBIT
              NO.                    DESCRIPTION
            -------                ---------------

              3.1 Certificate of Formation of Purina Mills, LLC dated October 11, 2001. (1)
              3.2 Limited Liability Company Agreement of Purina Mills, LLC dated October 11,2001. (2)

            EXHIBIT
              NO.                    DESCRIPTION
            -------                ---------------

              4.1 Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October 11, 2001. (3)
              4.2 First Amendment dated November 6, 2001 to the Credit Agreement dated October 11, 2001. (3)
              4.3 Second Amendment dated February 15, 2002 to the Credit Agreement dated October 11, 2001. (3)
              4.4 Guarantee and Collateral Agreement among Land O'Lakes, Inc. and certain of its subsidiaries and The Chase Manhattan Bank, dated as of October 11, 2001. (3)
              4.5 Indenture dated as of November 14, 2001, among Land O'Lakes, Inc. and certain of its subsidiaries, and U.S. Bank, including Form of 8 3/4% Senior Notes due 2011 and Form of 8 3/4% Senior Notes due 2011. (3)
              4.6 Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp Piper Jaffray, Inc. (3)
              4.7 Purchase Agreement by and between Land O'Lakes, Inc., and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp Piper Jaffray, Inc., dated as of November 8, 2001.
                      (3)
              4.8     Form of Old Note (included in Exhibit 4.5). (3)
              4.9     Form of New Note (included in Exhibit 4.5). (3)
              99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference to exhibit 3.60 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(2) Incorporated by reference to exhibit 3.61 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(3) Incorporated by reference to the identical exhibit to the Company's Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).


    (b)  REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K for Purina Mills, LLC for the three months ended June 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Arden Hills, State of Minnesota, on the 14th day of August, 2002.

                                  PURINA MILLS, LLC

                                  By           /s/  DANIEL KNUTSON
                                    --------------------------------------------
                                                 Daniel Knutson
                                            Chief Financial Officer
                                    (Principal Financial and Accounting Officer)