Form 10-Q
period 2002-09-30
PURINA MILLS LLC
filed 2002-11-14
CIK 909987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSION PERIOD FROM _____ TO _____.
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

Yes [X]     No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]     No [ ]

                                TABLE OF CONTENTS

                                                                                                                           PAGE
                                                                                                                           ----
PART I.  FINANCIAL INFORMATION                                                                                                3
ITEM 1.  FINANCIAL STATEMENTS                                                                                                 3

Financial Statements (unaudited) for the three months and nine months ended September 30, 2002 and 2001
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001  ..............................................    3
Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001  ............    4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001  .............................    5
Notes to Consolidated Financial Statements  ..............................................................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ..........................    9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  .....................................................   18

ITEM 4.  CONTROLS AND PROCEDURES  ........................................................................................   19

PART II. OTHER INFORMATION                                                                                                   20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  ..............................................................................    20

SIGNATURES  .............................................................................................................    21

CERTIFICATIONS  .........................................................................................................    22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PURINA MILLS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                            2002              2001
                                                                      -----------------  ---------------
                                                                              ($ IN THOUSANDS)
                                                                                 (UNAUDITED)
                                                ASSETS
Current assets:
    Cash and short-term investments...............................        $      5,468     $     14,370
    Receivables, net..............................................              22,406           22,097
    Inventories...................................................              45,178           45,795
    Prepaid expenses..............................................                 999            2,423
                                                                           -----------      -----------
         Total current assets.....................................              74,051           84,685
Investments.......................................................              11,473           11,105
Property, plant and equipment, net................................             163,252          220,567
Goodwill, net.....................................................             144,738           86,872
Other intangibles, net............................................              94,690           99,169
Receivable from Land O'Lakes Farmland Feed LLC....................                   -           15,445
Other assets......................................................              20,924           19,684
                                                                           -----------      -----------
         Total assets.............................................        $    509,128     $    537,527
                                                                           ===========      ===========

                                       LIABILITIES AND EQUITIES

Current liabilities:
    Accounts payable..............................................        $     39,461     $     53,591
    Accrued expenses..............................................              25,443           19,012
                                                                           -----------      -----------
         Total current liabilities................................              64,904           72,603
Notes payable - Land O'Lakes Farmland Feed LLC ...................              11,376           58,763
Employee benefits and other liabilities...........................              34,118           32,980
Minority interests................................................                  16               28
Equities:
    Contributed capital...........................................             367,287          366,897
    Retained earnings.............................................              31,427            6,256
                                                                           -----------      -----------
         Total equities...........................................             398,714          373,153
                                                                           -----------      -----------
Commitments and contingencies
Total liabilities and equities....................................        $    509,128     $    537,527
                                                                           ===========      ===========

          See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                             ------------------------      -------------------------
                                                                 2002          2001            2002          2001
                                                             -------------------------------------------------------
                                                                              ($ IN THOUSANDS)
                                                                                (UNAUDITED)
Net sales................................................    $  205,511     $  198,464     $  620,293     $  611,819
Cost of sales............................................       168,439        160,213        510,512        498,273
                                                              ---------      ---------      ---------      ---------
Gross profit.............................................        37,072         38,251        109,781        113,546
Selling, general and administration......................        27,448         31,546         85,002        105,974
                                                              ---------      ---------      ---------      ---------
Earnings from operations.................................         9,624          6,705         24,779          7,572
Interest (income) expense, net...........................          (322)         2,936           (886)         8,568
Equity in (earnings) loss of affiliated companies........           (90)            44            487            549
Minority interest in (loss) earnings of subsidiaries.....           (62)           (10)             7             92
                                                              ---------      ---------      ---------      ---------
Earnings (loss) before income taxes......................        10,098          3,735         25,171         (1,637)
Income tax expense.......................................             -          2,430              -          2,253
                                                              ---------      ---------      ---------      ---------
Net earnings (loss)......................................    $   10,098     $    1,305     $   25,171     $   (3,890)
                                                              =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                     --------------------------
                                                                         2002           2001
                                                                     --------------------------
                                                                         ($ IN THOUSANDS)
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)......................................         $   25,171     $   (3,890)
   Adjustments to reconcile net earnings (loss) to
      cash provided by operating activities:
      Depreciation and amortization.........................             21,423         35,294
      Decrease in other assets..............................             (2,792)        (2,069)
      Increase in other liabilities.........................              1,058          2,297
      Equity in loss of affiliated companies................                487            549
      Minority interests....................................                  7             92
      Other.................................................                  -          1,660
   Changes in current assets and liabilities, net of
      acquisitions and divestitures:
      Receivables...........................................              2,387          7,533
      Inventories...........................................                618          3,310
      Other current assets..................................              1,424           (344)
      Accounts payable......................................            (14,327)       (21,514)
      Accrued expenses......................................             (6,657)         3,247
                                                                      ---------      ---------
   Net cash provided by operating activities................             28,799         26,165
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment...............             (5,941)       (14,396)
   Payments for investments.................................                (15)          (578)
   Proceeds from investments................................                467          1,152
   Proceeds from sale of property, plant and equipment......                  -            124
                                                                      ---------      ---------
   Net cash used by investing activities....................             (5,489)       (13,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable to Land O'Lakes
      Farmland Feed LLC.....................................            (31,942)             -
   Payments on term loan....................................                  -        (42,000)
   Other....................................................               (270)           (23)
                                                                      ---------      ---------
   Net cash used by financing activities....................            (32,212)       (42,023)
                                                                      ---------      ---------
   Net decrease in cash and short-term investments..........             (8,902)       (29,556)
Cash and short-term investments at beginning of period......             14,370         37,664
                                                                      ---------      ---------
Cash and short-term investments at end of period............         $    5,468     $    8,108
                                                                      =========      =========
Supplementary Disclosure of Cash Flow Information:
   Cash paid during periods for:
      Interest, net of interest capitalized.................         $        -     $    9,493
      Income taxes paid.....................................         $        -     $    2,979

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements reflect, in the opinion of the management of Purina Mills, LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Additionally, certain reclassifications have been made to prior period consolidated statements to conform to the consolidated financial statement presentation as of and for the nine months ended September 30, 2002. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company performed step one of the impairment testing of goodwill by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing was not required and no impairment has been recognized in the current year of adoption. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                          -------------            -------------
                                                        2002       2001           2002        2001
                                                        ----       ----           ----        ----
Net earnings (loss)                                  $  10,098   $  1,305      $  25,171   $  (3,890)
Add back: Goodwill amortization, net of tax                  -          -              -           -
                                                      --------    -------       --------    --------
Adjusted net earnings (loss)                         $  10,098   $  1,305      $  25,171   $  (3,890)
                                                      ========    =======       ========    ========

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

     A summary of intangible assets follows:

                                                       AS OF SEPTEMBER 30, 2002
                                                     ----------------------------
                                                      GROSS
                                                     CARRYING        ACCUMULATED
                                                      AMOUNT         AMORTIZATION
                                                     --------        ------------
Amortized intangible assets
  Patents.....................................       $   16,373      $    (1,106)
  Other.......................................            5,121           (2,661)
                                                      ---------       ----------
  Total.......................................       $   21,494      $    (3,767)
                                                      =========       ==========
Nonamortized intangible assets
  Trademarks..................................       $   76,963
                                                      =========
Aggregate amortization expense:
  For nine months ended September 30, 2002....       $    2,772
Estimated amortization expense:
  For the three months ended December 31, 2002       $      622
  For year ended December 31, 2003............            1,715
  For year ended December 31, 2004............            1,715
  For year ended December 31, 2005............            1,715
  For year ended December 31, 2006............            1,599
  For year ended December 31, 2007............            1,154

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

Balance as of January 1, 2002.........................         $   86,872
Reallocation of purchase price........................             57,866
                                                                ---------
Balance as of September 30, 2002......................         $  144,738
                                                                =========

     The reallocation of the purchase price was primarily the result of finalizing the appraisals during the third quarter ended September 30, 2002. The offsetting reduction to property, plant and equipment resulted in a $3.9 million adjustment to reduce depreciation expense, which was also recorded in the third quarter ended September 30, 2002.

4.   RECEIVABLES

     A summary of receivables is as follows:

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                             2002            2001
                                                             ----            ----
Notes from sale of trade receivables (see Note 5)....     $   24,712      $   16,937
Other................................................          3,727          10,809
                                                           ---------       ---------
                                                              28,439          27,746
Less allowance for doubtful accounts.................          6,033           5,649
                                                           ---------       ---------
Total receivables, net...............................     $   22,406      $   22,097
                                                           =========       =========

5.   RECEIVABLES PURCHASE FACILITY

     In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from Purina Mills, LLC to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in Purina Mills, LLC's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, Purina Mills, LLC has retained reserves for estimated losses. Purina Mills, LLC expects no significant gains or losses from the sale of the receivables. The total accounts receivable sold during the three months and nine months ended September 30, 2002 were $229.0 million and $687.4 million, respectively.

6.   INVENTORIES

     A summary of inventories is as follows:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2002            2001
                                                   ----            ----
Raw materials.........................         $    31,250      $    34,079
Finished goods........................              13,928           11,716
                                                ----------       ----------
Total inventories.....................         $    45,178      $    45,795
                                                ==========       ==========

7.   INVESTMENTS

     Purina Mills, LLC's investments are as follows:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2002            2001
                                                   ----            ----
Harmony Farms, LLC....................         $     3,340      $     3,969
T-PM Holdings Company.................               1,375            1,290
Northern Colorado Feed, LLC...........                 834            1,210
ESSV, LLC.............................                 893                -
Alliance Milk Products, LLC...........                   -              874
Eastern Block, Inc. ..................                 446              545
Y-Not, LLC............................                 537              560
Eastgate Feed and Grain, LLC..........                 214              214
Eslabon Companies.....................                 191              225
Other.................................               3,643            2,218
                                                ----------       ----------
Total investments.....................         $    11,473      $    11,105
                                                ==========       ==========

8.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is as follows:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2002            2001
                                                   ----            ----
Land and land improvements..................     $  11,430      $    11,041
Buildings and building equipment............        50,616           65,745
Machinery and equipment.....................       110,390          140,207
Construction in progress....................        16,031           10,138
                                                ----------       ----------
                                                   188,467          227,131
Less accumulated depreciation...............        25,215            6,564
                                                ----------       ----------
Total property, plant and equipment, net....   $   163,252      $   220,567
                                                ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussions of financial condition and results of operations of Purina Mills, LLC (the Company) together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of the management of the Company. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements.

OVERVIEW

General

     The Company produces both commercial and lifestyle animal feed for a wide variety of animals, including dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock use the Company's commercial feed products. Customers who own animals principally for non-commercial purposes use the Company's lifestyle feed products. The Company markets animal feed products, other than dog and cat food, under the leading brands in the industry, Purina, Chow and the "Checkerboard " Nine Square Logo.

     In October 2001, Land O'Lakes acquired Purina Mills, Inc. and contributed the business to Land O'Lakes Farmland Feed LLC. The total purchase price of Purina Mills, Inc. was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to the balance sheet of Land O'Lakes Farmland Feed LLC, which was pushed down to the Company. Land O'Lakes Inc. financed the acquisition and refinanced outstanding indebtedness of Land O'Lakes, Inc. and the Company through a combination of secured bank revolving credit and term debt and the issuance of $350.0 million of unsecured senior notes due 2011. The Company and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC) have guaranteed this indebtedness and have secured that obligation with substantially all assets.

Consolidated and Unconsolidated Businesses

     The Company has several business activities that are not wholly owned. The results of the majority and wholly-owned businesses are fully consolidated. The minority owners' share in these businesses is eliminated in the consolidated financial statements. Most of the investments in joint ventures in which the Company has 50% or less of the governance rights are accounted for under the equity method of accounting. For the nine months ended September 30, 2002, losses in unconsolidated businesses were $0.5 million compared to losses of $0.3 million for the nine months ended September 30, 2001. The investment in unconsolidated businesses as of September 30, 2002 was $8.1 million, compared to $9.3 million as of December 31, 2001. Cash flow from our investment in unconsolidated businesses for the nine months ended September 30, 2002 was $0.5 million compared to $1.2 million for the nine months ended September 30, 2001.

Critical Accounting Policies

     The Company utilizes certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management's judgment about subjective factors and estimates about the effect of matters, which are inherently uncertain. The following is a summary of those accounting measurements which the Company believes are most critical to the reported results of operations and financial condition.

     Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis. The Company's products use agricultural commodities as inputs; in particular corn, soybean meal, and wheat midds. Through pricing and the use of risk management tools, the results are marginally affected by the change in the cost of commodity inputs. Industry practices in animal feed pass cost fluctuations on to the customer in the long term, but do not protect against large sudden movements in input costs in the short term.

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices primarily for product inputs such as soybean meal and corn. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, since the adoption of SFAS No. 133, effective January 1, 2001, the futures contracts are marked to market each month and unrealized gains and losses are recognized in earnings. Prior to 2001, the Company did not mark derivative commodity instruments to market; instead, the Company recorded losses or gains only when realized.

     Allowance for Doubtful Accounts. The Company estimates its allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories, current sales levels and the state of the economy. The Company's credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial strength of customers or changes in the state of the economy could result in write-offs which exceed estimates and negatively impact the financial results.

     Recoverability of Long-Lived Assets. The Company assesses the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

Seasonality

     The feed business is seasonal, with a higher percentage of the feed volume sold, and earnings generated, during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions that affect cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect quarter-by-quarter results of operations.

Agricultural Commodity Inputs and Outputs

     Many of the Company's products use agricultural commodities as inputs, such as corn, soybean meal, and wheat midds. Through pricing and the use of risk management tools, the Company's results are marginally affected by the change in the cost of commodity inputs. Industry practices in animal feed pass cost fluctuations on to the customer in the long term, but do not protect against large sudden movements in input costs in the short term.

     The Company follows industry standards for feed pricing. The feed industry generally prices products based on Income Over Ingredient Cost "(IOIC)" per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Thus, the key indicator of business performance is IOIC rather than net sales. Net sales are considered a poor indicator of performance as large fluctuations can occur from period to period due to volatility in underlying commodity ingredient prices.

     The Company enters into forward contracts to supply feed, which currently represent approximately 20% of the feed output. When the Company enters into these contracts, it also generally enters into forward input supply contracts to "lock in" IOIC.

     Changes in commodity grain prices also have an impact on the mix of products that the Company sells. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and will sell grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers will feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effect on operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although margins per ton are lower, the Company sells substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.

RESULTS OF OPERATIONS

     The following discussion compares the results of operations for the three and nine month periods ended September 30, 2002 to the comparable three and nine month periods ended September 30, 2001, respectively. As a result of the merger and the application of SFAS 141, the financial statements for periods subsequent to October 11, 2001 are prepared on a different basis of accounting and are not comparable to the financial statements for periods prior to October 11, 2001. To facilitate an understanding of the Company's operating performance, the following discussion is presented on a traditional comparative basis for all periods, with specific explanation provided for changes in results of operations due to the effects of the application of SFAS 141.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

     Higher commodity prices caused net sales to increase $7.0 million, or 3.5%, from $198.5 million for the three months ended September 30, 2001 to $205.5 million for the three months ended September 30, 2002. Beef cattle volume decreased 10.6% from the 2001 period as sales volume in both the feedlot and grass cattle businesses were unfavorably affected by increases in commodity prices. Dairy cattle tons increased 5.4% over the prior year period due to a shift in sales to larger herds and a launch and repositioning of calf starters and milk replacers, which more than offset declines in sales to smaller herds discontinuing operations. Hog volume decreased 16.9% from the prior year as a result of continuing market consolidation, a decline in industry productivity, and an excess of food proteins (such as beef cattle, swine, and poultry) in the United States market. Poultry volume declined 53.0% due to an excess of food proteins in the United State market and a reduction of flock sizes to meet new animal welfare guidelines. Horse volume increased 11.2% over the 2001 period, resulting from continued market share growth in the horse product lines. Specialty and other lifestyle volumes increased 19.4% over the 2001 period due to sales volume increases in all sectors of the specialty and other lifestyle businesses, largely due to an increase in the private label business.

COST OF SALES

     Cost of sales increased $8.2 million, or 5.1%, from $160.2 million for the three months ended September 30, 2001 to $168.4 million for the three months ended September 30, 2002, due primarily to increased ingredient costs. Manufacturing and distribution expenses were $3.1 million lower as a result of plant closures.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

     Selling, general and administration expense decreased $4.1 million, or 13.0%, from $31.5 million for the three months ended September 30, 2001 to $27.4 million for the three months ended September 30, 2002. The decrease is due primarily to a reduction in intangible amortization expense of $2.6 million as a result of the revaluation of assets at the time of the acquisition and the Company's adoption of SFAS No. 142 under which goodwill is no longer amortized. Other selling, general and administrative expenses decreased $1.5 million primarily as a result of reduced personnel costs achieved through the integration plan with Land O'Lakes Farmland Feed LLC.

INTEREST (INCOME) EXPENSE

     As a result of the October 11, 2001 acquisition, all outstanding debt of the Company, exclusive of intercompany borrowings, was eliminated. Thus, for the third quarter of 2002, the Company incurred no interest expense, but rather received interest income of $0.3 million primarily due to the sale of receivables. For the three-month period ended September 30, 2001, the Company incurred interest expense of $2.9 million on outstanding debt.

INCOME TAX BENEFIT

     Since the Company is now a limited liability company, it does not incur any income tax expense at the company level. In contrast, for the three months ended September 30, 2001, the Company recorded a tax expense of $2.4 million on its earnings before taxes.

NET EARNINGS

     Net earnings increased $8.8 million to $10.1 million for the three months ended September 30, 2002, compared to $1.3 million for the three months ended September 30, 2001. Slightly lower gross profit, due to higher ingredient costs, was more than offset by lower selling, general and administration expense, due to a reduction in amortization expense and integration efficiencies, by lower interest expense, and by the elimination of income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

     Net sales of $620.3 million for the nine months ended September 30, 2002 increased by $8.5 million, or 1.4%, as compared to net sales of $611.8 million for the nine months ended September 30, 2001. Overall volume was 2.8 million tons in the nine months ended September 30, 2002, representing a decline of 2.7% from the same period in the prior year. Gross profit was $109.8 million for the nine months ended September 30, 2002, a decrease of 3.3% from the nine months ended September 30, 2001. Average IOIC per ton was $74.53 for the current period compared to $75.34 for the nine-month period ended September 30, 2001.

     Beef cattle volume decreased 8.6% from the 2001 period due primarily to lower cattle markets, fewer animals and an excess of food proteins in the United States market. Dairy cattle tons increased 3.1% due to higher feeding rates in the 2002 period. Hog volume decreased 11.3% from the prior year as a result of market consolidation, small producers exiting the business, and the supply of protein exceeding demand. Horse volume increased 10.9% over the 2001 period due to marketing and product promotions. Specialty and other volume remained strong and increased 13.9% over the 2001 period, while poultry volume declined 59.3% due primarily to continued poor economics and reduction in flock sizes to meet new animal welfare guidelines.

COST OF SALES

     Cost of sales increased $12.2 million, or 2.4%, from $498.3 million for the nine months ended September 30, 2001, to $510.5 million for the nine months ended September 30, 2002, due primarily to a $7.6 million increase in ingredient costs. Manufacturing and distribution expenses decreased $4.3 million from the prior-year period primarily as a result of lower energy costs due to a milder winter and plant closures.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

     Selling, general and administration expense decreased $21.0 million, or 19.8%, to $85.0 million for the nine months ended September 30, 2002, compared to $106.0 million for the nine months ended September 30, 2001. Expenses for the 2001 period included $1.0 million of costs related to the settlement of a product claim and $6.1 million of costs related to stock-based compensation on stock options under APB 25, expenses which were not recurring in the 2002 period. Additionally, the 2001 period included $10.4 million of additional intangible amortization expense over such amount for the 2002 period as a result of the revaluation of assets at the time of their acquisition and the adoption of SFAS No. 141. Other selling, general and administrative expenses decreased $3.5 million primarily as a result of reduced personnel costs achieved through the integration plan with Land O'Lakes Farmland Feed LLC.

INTEREST EXPENSE

     As a result of the October 11, 2001 acquisition, all outstanding debt of the Company, exclusive of intercompany borrowings, was eliminated. Thus, for the nine months ended September 30, 2002, the Company incurred no interest expense, but rather received interest income of $0.9 million primarily due to the sale of receivables. For the nine-month period ended September 30, 2001, the Company incurred interest expense of $8.6 million on outstanding debt.

INCOME TAX EXPENSE

     Since the Company is now a limited liability company, it does not incur any income tax expense at the company level. In contrast, for the nine months ended September 30, 2001, the Company recorded a tax expense of $2.3 million on its net earnings before taxes, after the elimination of non-deductible amortization on certain intangibles.

NET EARNINGS

     Net earnings increased $29.1 million to net earnings of $25.2 million for the nine months ended September 30, 2002, compared to a net loss of $3.9 million for the nine months ended September 30, 2001. Lower gross profit was more than offset by lower selling, general and administration expense, lower interest expense and the elimination of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2002, net cash provided by operating activities was $28.8 million compared to net cash provided by operating activities of $26.2 million for the nine months ended September 30, 2001. Net cash used in investing activities was $5.5 million for the first nine months of 2002 compared to net cash used of $13.7 million for the nine-month period ended September 30, 2001. The decrease in net cash used is due primarily to fewer equipment purchases in the nine months ended September 30, 2002 versus the same period in 2001. Net cash used in financing activities of $32.2 million for the nine months ended September 30, 2002 represents repayments on the notes payable to Land O'Lakes, Inc. Net cash used in financing activities of $42.0 million for the nine months ending September 30, 2001 includes repayments on an outstanding term loan.

     At September 30, 2002, the Company had $5.5 million in cash and short-term investments. The Company operates with a relatively low working capital level because a majority of the sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment. The Company expects that capital expenditures during fiscal year 2002 will be approximately $17.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

     Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC and Purina Mills, LLC entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, these entities sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Purina Mills, LLC, Land O'Lakes Farmland Feed LLC or Land O'Lakes, Inc. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes Farmland Feed LLC and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which, in turn, is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, Land O'Lakes Farmland Feed has retained reserves for estimated losses. As of September 30, 2002, $35.0 million was drawn against this facility with $65.0 million available.

     In addition, the Company leases various equipment and real properties under long-term operating leases. Total consolidated rental expense for the third quarter of 2002 was $1.5 million, compared to $1.7 million in the third quarter of 2001. Total consolidated rental expense for the nine months ended September 30, 2002 was $4.9 million, compared to $5.6 million for the first nine months of 2001. Most of the leases require payment of operating expenses applicable to the leased assets. The Company expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At September 30, 2002, the Company had certain contractual obligations that require the following payments:

                            PAYMENTS DUE BY PERIOD (AS OF SEPTEMBER 30, 2002)
CONTRACTUAL CASH OBLIGATIONS           TOTAL       LESS THAN 1       1-3 YEARS      4-5 YEARS    AFTER 5 YEARS
                                                      YEAR
                                               ($ in thousands)
Operating Leases                      $ 5,806        $ 1,665          $ 4,068           $73         $    -
Revolving Credit Facility with Land
O'Lakes Farmland Feed LLC              11,376              -           11,376             -              -
                                       ------         ------           ------            --          -----
Total Contractual Obligations         $17,182        $ 1,665          $15,444           $73         $    -
                                       ======         ======           ======            ==          =====

     The Company has certain commitments which may require the following payments to be made:

                       AMOUNT OF CONTINGENT OBLIGATIONS(1)
                EXPIRATION PER PERIOD (AS OF SEPTEMBER 30, 2002)

                                                 TOTAL
OTHER GUARANTEES                                AMOUNTS       LESS THAN 1                                   OVER 5
                                              GUARANTEED         YEAR          1-3 YEARS     4-5 YEARS       YEARS
                                                  ($ in thousands)
Land O'Lakes Term Loan A(2)                    $291,217         $38,545         $157,920      $ 94,752     $      -
Land O'Lakes Term Loan B(2)                     233,783           1,411            5,645         5,645      221,082
Land O'Lakes 8 3/4 % Senior Notes due 2011      350,000               -                -             -      350,000
                                                -------          ------          -------       -------      -------
Total Guarantees                               $875,000         $39,956         $163,565      $100,397     $571,082
                                                =======          ======          =======       =======      =======

     (1) See "Off-Balance Sheet Arrangements" for information concerning our receivables securitization.

     (2) These obligations are subject to mandatory prepayment in certain events.

     The Company expects that funds from operations and available borrowings under its revolving credit line from Land O'Lakes Farmland Feed LLC and receivables securitization facility will provide sufficient working capital to operate the business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company performed step one of the impairment testing of goodwill by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing was not required and no impairment has been recognized in the current year of adoption. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -------------                 -------------
                                                         2002         2001            2002         2001
                                                         ----         ----            ----         ----
Net earnings (loss)                                  $  10,098     $   1,305      $  25,171     $  (3,890)
Add back: Goodwill amortization, net of tax                  -             -              -             -
                                                      --------      --------       --------      --------
Adjusted net earnings (loss)                         $  10,098     $   1,305      $  25,171     $  (3,890)
                                                      ========      ========       ========      ========

FORWARD LOOKING STATEMENTS

     This Form 10-Q for the nine months ended September 30, 2002 includes "forward-looking statements" within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth below. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

     Our business relies on the sale of feed products to consumers who own animals for recreational purposes or hobbies. The impact of an extended economic downturn in the United States economy could cause some of these owners either to sell their animals or to seek alternative, less expensive products.

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

AN OVERSUPPLY OF FOOD PROTEINS IN THE UNITED STATES MARKET COULD CONTINUE TO REDUCE OUR NET SALES AND CASH FLOWS.

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

CHANGES IN OUR DISTRIBUTION CHANNELS COULD DECREASE OUR REVENUES AND CASH FLOW.

     We sell our products through various distribution channels. Increased turnover in any of these channels could result in a loss of distribution access to certain markets, resulting in lower sales and cash flows.

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

     We face the risk of outbreaks of foot-and-mouth disease, which could lead to a massive destruction of cloven-hoofed animals such as dairy cattle, beef cattle, swine, sheep and goats and significantly reduce the demand for meat products. Because foot-and-mouth disease is highly contagious and destructive to susceptible livestock, any outbreak of foot-and-mouth disease could result in the widespread destruction of potentially all infected livestock. Our operations could suffer as a result of decreased demand for feed products. In addition, we may be prevented from selling or transporting hogs.

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

     We have invested substantial resources promoting and developing our trademarked brands and establishing their reputation as high-quality products. Actions taken by these parties may damage our reputation and our trademarks' value.

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

     At September 30, 2002, approximately 13% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

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

     The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                                                AT SEPTEMBER 30,
                                               --------------------------------------------------
                                                         2002                      2001
                                               ----------------------     -----------------------
                                                NOTIONAL       FAIR        NOTIONAL       FAIR
                                                 AMOUNT        VALUE        AMOUNT        VALUE
                                                --------      -------      --------      -------
                                                                 ($ IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase..............        $ 26,713      $(2,097)     $ 27,313      $ 26,224
  Commitments to sell..................         (16,263)          72       (13,265)      (12,976)
                                                -------       ------       -------       -------
    Total outstanding derivatives......        $ 10,450      $(2,025)     $ 14,048      $ 13,248
                                                =======       ======       =======       =======

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------
                                                         2002                      2001
                                               ----------------------     -----------------------
                                                             REALIZED                   REALIZED
                                                NOTIONAL      GAINS        NOTIONAL      GAINS
                                                 AMOUNT      (LOSSES)       AMOUNT      (LOSSES)
                                                --------     --------      --------     --------
                                                                 ($ IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase...............       $  69,491     $  1,064      $  27,313     $   52
  Commitments to sell...................       $ (60,915)    $   (562)     $ (13,265)    $ (303)

INFLATION RISK

     Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report on Form 10-Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)      Changes in internal controls.

         There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

EXHIBIT
  NO.                                            DESCRIPTION
-------                                          ------------
  3.1           Certificate of Formation of Purina Mills, LLC dated October 11,
                2001. (1)

  3.2           Limited Liability Company Agreement of Purina Mills, LLC dated
                October 11, 2001.(2)

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

(3) Incorporated by reference to the identical exhibit to the Company's Registration Statement on Form S-4 filed March 18, 2002. (Registered No. 333-84486).

 (b) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K for Purina Mills, LLC for the three months ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Arden Hills, State of Minnesota, on the 14th day of November, 2002.

                                 PURINA MILLS, LLC

                                 By         /s/  DANIEL KNUTSON
                                 -----------------------------------------------
                                                 Daniel Knutson
                                             Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Robert DeGregorio, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Purina Mills, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                   By  /s/ Robert DeGregorio
                                               ---------------------------------
                                                       Robert DeGregorio
                                                          President
                                                         and Manager

I, Daniel Knutson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Purina Mills, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                    By  /s/ Daniel Knutson
                                               ---------------------------------
                                                        Daniel Knutson
                                                     Senior Vice President
                                                  and Chief Financial Officer