Form 10-K
period 2002-12-31
PURINA MILLS LLC
filed 2003-03-27
CIK 909987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
      ________________.

                        Commission file number 333-84486

                                PURINA MILLS, LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                         41-2015534
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


        1080 County Road F
        Shoreview, Minnesota                                  55126
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


                                 (651) 481-4700
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

            Purina Mills, LLC is a member-managed limited liability company. All of our voting equity is held by our sole member, Land O'Lakes Farmland Feed LLC. No public market for our common equity is established and it is unlikely, in the foreseeable future, that a public market for our common equity will develop.

            Documents incorporated by reference: None.

            Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b-2 of the Act). Yes [ ] No [X]

                                      INDEX


PART I

                     Forward Looking Statement .................................................      3

ITEM 1               Business ..................................................................      3


ITEM 2               Properties ................................................................      8

ITEM 3               Legal Proceedings .........................................................      8

ITEM 4               Submission of Matters to a Vote of Security Holders .......................      8

PART II

ITEM 5               Market for Registrant's Common Equity and Related Stockholder Matters .....      8

ITEM 6               Selected Financial Data ...................................................      9

ITEM 7               Management's Discussion and Analysis of Financial Condition and
                     Results of Operation ......................................................     11

ITEM 7(a)            Quantitative and Qualitative Disclosures about Market Risk ................     23

ITEM 8               Financial Statements and Supplementary Data ...............................     24

ITEM 9               Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure ......................................................     24

PART III

ITEM 10              Executive Officers of the Registrant ......................................     24

ITEM 11              Executive Compensation ....................................................     25

ITEM 12              Security Ownership of Certain Beneficial Owners and Management and
                     Related Shareholder Matters ...............................................     29

ITEM 13              Certain Relationships and Related Transactions ............................     29

PART IV

ITEM 14              Controls and Procedures ...................................................     30

ITEM 15              Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........     30

                     Signatures ................................................................     33

                     Section 302 Certifications ................................................     34

                            FORWARD-LOOKING STATEMENT

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words "anticipate", "believe", "estimate", "expect", "may", "will", "could", "should", "seeks", "pro forma" and "intend" and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors" on pages 18 to 23. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors" on pages 18 to 23. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

WEBSITE

    We maintain a website on the Internet through which additional information about Purina Mills, LLC is available. Our website address is www.purinamills.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, press releases and earnings releases are available on our major stakeholder's website, www.landolakesinc.com., free of charge, as soon as practicable after they are filed with the SEC.

                                     PART I

ITEM 1.   BUSINESS.

    Unless context requires otherwise, when we refer to "Purina Mills", the "Company," "we," "us" or "our," we mean Purina Mills, LLC together with its consolidated subsidiaries.

OVERVIEW

    Purina Mills and its predecessors have been in the animal feed business since 1894. In March 1998, Purina Mills and its subsidiaries were acquired in a highly leveraged acquisition by Koch Agriculture Company, a wholly owned subsidiary of Koch Industries. As a result, a significant portion of Purina Mills' cash flow from operations was dedicated to the payment of principal and interest on its indebtedness. Purina Mills also had ongoing programs designed to increase feed sales to the swine industry by providing minimum price guarantees to, or purchasing swine from, swine producers who purchased its feed. The minimum price guarantees were set slightly below the 40 year average price for market hogs of approximately $38 per hundred pounds (commonly known as hundredweight). Purchase prices for swine were also based in part upon historical market prices. However, in 1998 and 1999, the price of market hogs decreased dramatically, reaching a low of $8 per hundredweight in December of 1998. Purina Mills was forced to make significant payments to swine producers under its minimum price guarantee program and was also forced to purchase swine at above market prices, generating losses of approximately $20.2 million and $16.2 million in 1998 and 1999, respectively. In addition, during this period, several large processors entered the hog production business and acquired their own feed mill operations. This had a significant negative effect on animal feed producers. From 1997 through 1999, Purina Mills' swine feed volume declined by 35%. Ultimately, Purina Mills filed for bankruptcy in October 1999. Purina Mills emerged from bankruptcy on June 29, 2000, as an independent, publicly-owned company.

    In October 2001, Land O'Lakes Inc. ("Land O'Lakes") acquired Purina Mills, Inc. and subsequently Purina Mills, Inc. was reorganized as a limited liability company, renamed Purina Mills, LLC and was contributed to Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed") as a 100% wholly-owned subsidiary. The total purchase price of the Purina Mills, Inc. acquisition was $358.6 million.
Land O'Lakes financed the acquisition and refinanced outstanding indebtedness of Land O'Lakes and Purina Mills, Inc. through a combination of secured bank revolving credit and term debt and the issuance of $350.0 million of unsecured senior notes due 2011. Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC), including Purina Mills, LLC, have guaranteed this indebtedness and have secured that obligation with substantially all assets.

    We are a market leader in the United States in developing, manufacturing, and marketing differentiated animal nutrition products and programs for dairy cattle, beef cattle, hogs, and horses. We also develop, manufacture and sell poultry feeds as well as specialty feeds for rabbits, zoo animals, laboratory animals, birds, fish and pets. In the United States our products are generally marketed under the widely recognized brand names Purina and Chow, and the Checkerboard Nine Square logo and other trademarks pursuant to an exclusive, perpetual, royalty-free license from Nestle Purina PetCare Company, except with regard to dog and cat food, which is marketed domestically under the PMI Nutrition brand name. Our products are sold as complete feeds or concentrated nutritional additives that are mixed with our customers' base ingredients.

    We compete in both the livestock systems and the lifestyle animal feed businesses. We define the livestock systems business as including nutrition products and programs for dairy cattle, beef cattle, hogs and poultry and believe the business is characterized by continued industry consolidation and vertical integration of animal producers. We define the lifestyle animal feed business as products for horses, rabbits, zoo animals, laboratory animals, birds, fish and pets. Competing in the lifestyle animal feed business requires aggressive marketing, customer brand awareness and strong national distribution capabilities.

    For our livestock systems feed business, we develop and sell our products as part of a package that includes nutrition and management programs. Our nutrition programs include information and services regarding the care of the animals and their facilities, as well as nutritional, genetic and breeding counseling. Our sales representatives and technical services staff work closely with dealers and customers to help ensure that our feed products, programs and services are matched with the animal producer's facilities and overall management practices, as well as the genetic potential of the specific animal species.

     Our fastest growing business consists of developing, manufacturing and selling products for the lifestyle animal feed market, consisting of feed products for horses, rabbits and other companion animals. We have developed a differentiated line of products and programs and a strong distribution system, aggressive marketing support and brand reputation to serve this lifestyle animal market. Our products for lifestyle animal owners include Omolene, Strategy and a series of pelleted and extruded products including Equine Senior, Equine Adult, and Equine Junior feeds for horses, Goat Chow, Rabbit Chow, Layena for family flocks and PMI Nutrition for dogs and cats.

    Products. We sell proprietary formulas of commercial and lifestyle animal feed. We also produce commercial animal feed to meet our customers' specifications. We sell feed for a wide variety of animals, such as dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Our principal feed products and activities include:

        Complete Feed. These products provide a balanced mixture of grains, proteins, nutrients and vitamins which meet the entire nutritional requirement of an animal. They are sold as ground meal, in pellets or in extruded pieces. Sales of complete feeds typically represent the majority of net sales. We generally sell our lifestyle animal feed as complete feed. We market our lifestyle animal feed to these customers through the use of our strong trademarks, namely, Purina, Chow and the "Checkerboard" Nine Square logo.

        Supplements. These products provide a substantial part of a complete ration for an animal, and typically are distinguished from complete feed products by their lack of the bulk grain portion of the feed. Commercial livestock producers typically mix our supplements with their own grain to provide complete animal nutrition.

        Premixes. These products are concentrated additives for use in combination with bulk grain and a protein source, such as soybean meal. Premixes consist of a combination of vitamins and minerals that are sold to commercial animal producers and to other feed mill operators for mixing with bulk grains and proteins.

    Sales, Marketing and Advertising. We employ approximately 254 direct salespeople in regional territories. In our commercial feed business, we also provide our customers with information and technical assistance through trained animal nutritionists. We also provide information resources and technical assistance to these nutritionists. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We spent $12.0 million on advertising and promotion for the year ended December 31, 2002.

    Distribution. We distribute our animal feed nationally primarily through approximately 3,550 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using our own fleet, as well as independent carriers. Deliveries are made directly from our feed mills to delivery locations within each feed mill's geographic area.

    Production. The basic feed manufacturing process consists of grinding various grains and protein sources into a meal form that is then mixed with certain nutritional additives, such as vitamins, minerals, synthetic amino acids, and in some cases, medications. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our feed formulas are based upon the nutrient content as determined through proprietary scientific research. When the price of certain raw ingredients increases, we can generally adjust our feed formulas by substituting lower-cost, alternative ingredients to produce feeds with comparable nutritional value. By using our least-cost product formulation system, we can determine optimal formulations that meet our nutritional standards and maintain product quality.

    We currently operate 42 feed manufacturing plants located in 23 states. Our total feed manufacturing capacity is approximately 5.6 million tons per year based on a three shift per day, five-day week, and individual plant capacity ranges from 60,000 tons to 275,000 tons per year. Our capacity utilization varies by plant and by season, with higher utilization during the first and fourth fiscal quarters.

    Potential manufacturing economies of scale are generally not sufficient in the feed industry to offset the cost of shipping products over significant distances, as raw ingredients make up a large percentage of the cost of finished products and are often available locally. As a result, we operate nationally with a network of manufacturing facilities with sufficient capacity to meet the demands of the local markets in which the facilities are located. We regularly review our plant capacity and factors such as trends in animal production in specific markets and changes in transportation costs. Based on these factors, from time to time manufacturing capacity in particular markets may be expanded, consolidated or eliminated. In this regard, based on our evaluation of areas where our operations could be consolidated or rationalized, we closed one plant in 2001 and five plants in 2002 in conjunction with the merger with Land O'Lakes Farmland Feed.

    We have invested in highly sophisticated computerized systems for mixing, pelleting, micro-ingredient blending and packing. In addition, we have developed and implemented a sophisticated software program for feed formulations that incorporate the nutritional value of substitute ingredients. We believe this program provides us with a competitive advantage. We have also made investments to maintain the operating capability of our manufacturing facilities.

    Supply and Raw Materials. We purchase the bulk components of our products from various suppliers and in the open ingredient markets. These bulk components include corn, soybean meal and grain byproducts. In order to reduce transportation costs, we arrange for delivery of these products to occur at our feed mill operations throughout the United States. We purchase vitamins and minerals from multiple vendors, including vitamin, pharmaceutical and chemical companies.

    Customers. Our customers range from large commercial corporations to individuals. We also sell our animal feed products to local independent dealers. Our customers purchase our animal feed products for a variety of reasons, including our ability to provide products that fulfill some or all of their animals' nutritional needs, our knowledge of animal nutrition, our ability to maintain quality control and our available capacity.

    Research and Development. Our animal feed research and development focuses on enhancing animal performance and longevity. We also dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ 72 people in various animal feed research and development functions at our two research and development facilities. In 2002 we spent $8.4 million on research and development.

    Competition. The animal feed industry is highly fragmented. Our competitors consist of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. The available market for commercial feed may become smaller and competition may increase as meat processors become larger and integrate their business by acquiring their own feed production facilities. In addition, purchasers of commercial feed tend to select products based on price rather than manufacturer and some of our feed products are purchased from third parties with minimal further processing by us. As a result of these factors, the barriers to entry in the feed industry are low. The market for lifestyle feed is also consolidating. We believe we distinguish ourselves from our competitors through our high-performance, value-added products, which we research, develop and distribute on a national basis. We believe our brands, Purina, Chow and the "Checkerboard" Nine Square logo, provide us with a competitive advantage, as they are well-recognized, national brands for lifestyle animal feed. We also compete on the basis of service by providing training programs, using animal nutritionists with advanced technical qualifications to consult with independent dealers and livestock producers and by developing and manufacturing customized products to meet their needs.

We are member managed by our sole Manager, Land O'Lakes Farmland Feed. Our Manager has the power to do any an all acts necessary, convenient or incidental to or for the furtherance of our business.

EMPLOYEES

    At March 1, 2003, our workforce consists of approximately 2,000 Land O'Lakes employees, which provide services under terms of the Management Services Agreement between Land O'Lakes and Land O'Lakes Farmland Feed, approximately 13% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years, with the last contract expiring on January 1, 2005. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

    We market our products under the highly recognized brand names Purina, Chow and the "Checkerboard" Nine Square logo pursuant to an exclusive, perpetual, royalty-free license from Nestle Purina PetCare Company. This license only gives Purina Mills the right to use these trademarks to market the particular products that Purina Mills currently markets with these trademarks. Purina Mills does not have the right to use these trademarks outside of the United States, or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. The registration of these trademarks in the United States are effective for varying periods of time, and may be renewed periodically, provided that we comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We have developed trademarks for use in international and domestic markets and were granted a trademark for the America's Country Store name in 1998. Our operations do not depend to any significant extent upon any single or related group of patents.

SEASONALITY

      The feed business is seasonal, with a higher percentage of the feed volume sold, and earnings being generated, during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, and these conditions do not materially affect quarter-by-quarter results of operations.

ENVIRONMENTAL MATTERS

    We are subject to various Federal, state, local, and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials. Violations of these laws and regulations may lead to civil and criminal fines and penalties or other sanctions. These laws and regulations may also impose liability for the cleanup of environmental contamination. Changes in environmental regulations governing disposal of these materials could have a material adverse effect on our business, financial condition or results of operations.

    We use regulated substances in the manufacture of animal feeds. Discovery of significant contamination or changes in environmental regulations governing the inclusion of these materials could have a material adverse effect on our business, financial condition, or results of operations.

    Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, and animal wastes. As a result, the soil and groundwater at or under certain of our current and former facilities (and/or in the vicinity of such facilities) may have been contaminated, and we may be required to make material expenditures to investigate, control and remediate such contamination.

    In addition, Federal and state environmental authorities have proposed new regulations and have attempted to apply certain existing regulations for the first time to agricultural operations. These regulations could result in significant restraints on some of our operations, particularly our swine operations, and could require us to spend significant amounts to bring these operations into compliance. In addition, any failure to comply could result in the imposition of fines and penalties. We cannot predict whether future changes in environmental laws or regulations will materially increase the cost of operating our facilities and conducting our business. Any such changes could adversely affect our business, financial condition and results of operations.

REGULATORY MATTERS

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

    As a manufacturer and distributor of animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration ("FDA"). This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food. The FDA regulates manufacturing practices for foods through its good manufacturing practices regulations, specifies the standards of identity for certain foods and animal feed, and prescribes the format and content of certain information required to appear on food and animal feed product labels. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. We and our products are also subject to state and local regulation through mechanisms such as enforcement by state and local health agencies of state standards for food products, inspection of facilities, and regulation of trade practices. Modification of these Federal, state and local laws and regulations could increase our cost of sales or prevent us from marketing foods in the way we currently do and could have a material adverse effect on our business prospects, results of operations and financial condition.

    We distribute animal feed products through a network of independent dealers. Various states in which these dealers are located have enacted dealer protection laws which could have the effect of limiting our rights to terminate dealers. In addition, failure to comply with such laws could result in awards of damages or statutory sanctions. As a result, it may be difficult to modify the way we distribute our feed products which may put us at a competitive disadvantage.

    Several states have enacted "corporate farming laws" that restrict the ability of corporations to engage in farming activities. Minnesota, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Missouri, Iowa and Wisconsin, states in which we conduct business, have corporate farming laws. We believe that our operations currently comply with the corporate farming laws in these states and their exemptions, but these laws could change in the future and additional states could enact corporate farming laws that regulate our businesses. Even with the exemptions, these corporate farming laws restrict our ability to expand or alter our operations in these states.

ITEM 2.   PROPERTIES.

    We have management offices in Shoreview, Minnesota and St. Louis, Missouri. We also have a research and development facility in Gray Summit, Missouri.

                      TOTAL NUMBER     TOTAL NUMBER
                      OF FACILITIES    OF FACILITIES     REGIONAL LOCATION
                          OWNED           LEASED           OF FACILITIES
                      -------------    -------------     -----------------
Properties .........      52(5)             33           Midwest - 48(1)
                                                         West - 15(2)
                                                         East - 6(3)
                                                         South - 16(4)

(1) The Midwest region includes the states of Ohio, Michigan, Indiana, Illinois, Wisconsin, Minnesota, Iowa, Missouri, Oklahoma, Kansas, Nebraska, South Dakota and North Dakota and Ontario, Canada.

(2) The West region includes the states of Montana, Wyoming, Colorado, Texas, New Mexico, Arizona, Utah, Idaho, Washington, Oregon, Nevada, California, Alaska and Hawaii.

(3) The East region includes the states of Maine, New Hampshire, Vermont, New York, Massachusetts, Rhode Island, Connecticut, Pennsylvania, New Jersey, Delaware and Maryland.

(4) The South region includes the states of West Virginia, Virginia, North Carolina, Kentucky, Tennessee, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana and Arkansas.

(5) Includes 7 closed facilities.

    We do not believe that we will have difficulty in renewing the leases we currently have or in finding alternative space in the event those leases are not renewed. We consider our properties suitable and adequate for the conduct of our business.

ITEM 3.   LEGAL PROCEEDINGS.

    We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As of December 31, 2002, 100% of our equity interests were owned by Land O'Lakes Farmland Feed, located in Shoreview, MN.

ITEM 6.   SELECTED FINANCIAL DATA.


          SELECTED PURINA MILLS CONSOLIDATED HISTORICAL FINANCIAL DATA

    The selected financial information below has been derived from the Purina Mills, LLC and Purina Mills, Inc. consolidated financial statements for the periods indicated. They should be read together with the audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should read this selected consolidated historical financial information along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and our financial statements included in this Annual Report on Form 10-K.

                                      PURINA MILLS, LLC                               PURINA MILLS, INC.
                                   ----------------------  ----------------------------------------------------------------------
                                                                          POST-
                                                                        EMERGENCE                   PRE-EMERGENCE
                                                                        ---------- ----------------------------------------------
                                                                  PRE-LOL                                                  PRE-
                                      POST-LOL OWNERSHIP         OWNERSHIP                     POST-MERGER                MERGER
                                   ----------------------  ----------------------- ---------------------------------   ----------
                                      YEAR    OCTOBER 12                SIX MONTHS                YEAR
                                     ENDED        TO       JANUARY 1     ENDED     SIX MONTHS    ENDED                   JANUARY 1
                                    DECEMBER   DECEMBER   TO OCTOBER    DECEMBER     ENDED      DECEMBER  MARCH 13 TO    TO MARCH
                                       31,        31,         11,          31,      June 30,       31,    DECEMBER 31,      12,
                                      2002       2001        2001         2000       2000         1999         1998        1998
                                   ---------   ---------  ----------  ----------- ----------  -----------  ----------   ----------
STATEMENT OF OPERATIONS DATA:
Net sales .......................  $   889.6   $   202.9  $    666.4  $    425.3  $   414.5  $     881.9   $     784.4  $     214.3
Cost of sales ...................      741.3       171.2       548.4       345.3      337.4        706.9         640.3        171.2
                                   ---------   ---------  ----------  ----------  ---------  -----------   -----------  -----------
Gross profit ....................      148.3        31.7       118.0        80.0       77.1        175.0         144.1         43.1
Selling, general and
  administration ................      108.6        25.6       122.2        67.2       73.9        178.7         171.6         50.5
Restructuring and
   impairment charges(1).........         --          --          --         3.5       24.9        199.4            --           --
                                   ---------   ---------  ----------  ----------  ---------  -----------   -----------  -----------
     Earnings (loss) from
      operations ................       39.7         6.1        (4.2)        9.3      (21.7)      (203.1)        (27.5)        (7.4)
Interest (income) expense, net ..       (1.2)       (0.1)       13.4         7.0        9.7         48.7          39.5          8.1
Gain on legal settlements(2) ....       (7.6)         --        (4.5)       (0.3)     (24.4)          --            --           --
Equity in loss (earnings)
   of affiliated companies ......        1.2          --          --         0.1       (0.1)          --            --           --
Minority interest in loss
   (earnings) of subsidiaries....         --          --         0.1          --       (0.1)          --            --           --
                                   ---------   ---------  ----------  ----------  ---------  -----------   -----------  -----------
     Earnings (loss) before
        income taxes,
        extraordinary item,
        and "fresh start"
        revaluation .............. $    47.3   $     6.2  $    (13.2) $      2.5  $    (6.8) $     (251.8) $     (67.0) $     (15.5)
                                   =========   =========  ==========  ==========  =========  ============  ===========  ===========
OTHER FINANCIAL DATA:
Depreciation and amortization .... $    27.9   $     7.6  $     35.2  $     21.3  $    28.6  $      48.0   $      40.1  $      10.1
Capital expenditures .............       7.4         9.4        11.7        13.5        8.6         21.0          25.3          4.5
Ratio of earnings to
  fixed charges(3) ...............      25.9x       13.6x                    1.3x
Earnings to fixed
  charges deficiency(3) ..........                              13.3                    6.8        251.8          67.0         15.5

BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and short-term investments .. $     6.7   $    14.4  $      8.3  $     43.2  $    43.2  $      48.1   $      41.4
Working capital(4) ...............      61.1        13.2        27.1        57.7       65.4       (199.8)         15.8
Property, plant and
  equipment, net .................     156.3       220.6       200.2       327.0      206.8        235.4         262.8
Total assets .....................     528.7       537.5       386.5       833.6      531.9        589.0         815.7
Total debt .......................        --          --          --        93.9      175.2         98.1         558.5
Minority interests ...............        --          --          --          --        0.1          0.1            --
Total equities ...................     420.9       373.2       167.9       548.0      184.2        128.6          66.3

       See accompanying Notes to Selected Financial Data of Purina Mills,
                           LLC and Purina Mills, Inc.

  NOTES TO SELECTED FINANCIAL DATA OF PURINA MILLS, LLC AND PURINA MILLS, INC.

(1) In the six months ended December 31, 2000 restructuring charges of $3.5 million includes advisory fees, severance and relocation costs and compensation expense.

      In the six months ended June 30, 2000 restructuring charges were $24.9 million which includes advisory fees, severance and relocation costs and compensation expense.

      In the year ended December 31, 1999 restructuring charges were $18.1 million which represents the costs incurred in connection with a business analysis and subsequent bankruptcy filing on October 28, 1999. Non-cash impairment charges were $181.3 million. This was made up of $19.7 million related to the closure of five feed plants and $161.6 million related to the impairment of intangible assets.

(2) Purina Mills had a gain on legal settlements of $7.6 million, $4.5 million, $0.3 million, and $24.4 million for the year ended December 31, 2002, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively, related to litigation with vitamin product suppliers against whom the Company alleged certain price-fixing claims.

(3) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges include interest on all indebtedness and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. In the period January 1, 2001 through October 11, 2001, six months ended June 30, 2000, year ended December 31, 1999, the period March 13, 1998 through December 31, 1998, and the period January 1, 1998 to March 12, 1998 Purina Mills would have had to have an increase in earnings or decrease in fixed charges of $13.3 million, $6.8 million, $251.8 million, $67.0 million and $15.5 million, respectively, to bring the ratio to 1.0x.

(4) Working capital is defined as current assets (less cash and cash equivalents) minus current liabilities (less notes and short-term obligations, and current maturities of long-term debt).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    You should read the following discussion of financial condition and results of operation together with the financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 18 to 23 of the Annual Report on Form 10-K, that could cause actual results to differ materially from those projected.

OVERVIEW

General

    We produce both commercial and lifestyle animal feed for a wide variety of animals, including dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock use our commercial feed products. Customers who own animals principally for non-commercial purposes use our lifestyle feed products. We market animal feed products, other than dog and cat food, under the leading brands in the industry, Purina, Chow and the "Checkerboard " Nine Square logo.

     In October 2001, Land O'Lakes acquired Purina Mills, Inc. and contributed the business to Land O'Lakes Farmland Feed. The total purchase price of Purina Mills was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to the balance sheet of Land O'Lakes Farmland Feed, which was recorded on Purina Mills' books. Land O'Lakes financed the acquisition and refinanced outstanding indebtedness of Land O'Lakes and Purina Mills through a combination of secured bank revolving credit and term debt and the issuance of $350.0 million of unsecured senior notes due 2011. Purina Mills and its wholly-owned domestic subsidiaries have guaranteed this indebtedness and have secured that obligation with substantially all assets.

    For purposes of comparison in this management's discussion and analysis, the results of operations of Purina Mills, Inc. for the period January 1, 2001 through October 11, 2001 and of Purina Mills, LLC for the period October 12, 2001 through December 31, 2001 have been combined. Also, the Purina Mills, Inc. six months ended June 30, 2000 pre-emergence from bankruptcy and the Purina Mills, Inc. six months ended December 31, 2000 post-emergence from bankruptcy have been combined.

    As a result of adoption of "fresh-start" reporting, the financial statements for periods subsequent to June 29, 2000 are prepared on a different basis of accounting and are not comparable to the financial statements for periods prior to June 29, 2000, primarily with respect to the amortization of intangibles, interest expense, restructuring expense and income tax expense. To facilitate an understanding of Purina Mills' operating performance, the following discussion is presented on a traditional comparative basis for all periods, with specific explanation provided for changes in results of operations due to the effects of "fresh-start" reporting.

Consolidated and Unconsolidated Businesses

    We have several business activities that are not wholly owned. The results of the majority and wholly-owned businesses are fully consolidated. The minority owners' share in these businesses is eliminated in the consolidated financial statements. Most of the investments in joint ventures in which we have 50% or less of the governance rights are accounted for under the equity method of accounting. In 2002, losses in unconsolidated businesses were $1.2 million, compared to losses of $0.2 million in 2001. The investment in unconsolidated businesses as of December 31, 2002 was $5.5 million, compared to $11.1 million as of December 31, 2001. Cash flow from our investment in unconsolidated businesses in 2002 was $0.6 million, compared to $1.1 million in 2001.

Critical Accounting Policies

    We utilize certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management's judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. The following is a summary of those accounting measurements which we believe are most critical to our reported results of operations and financial condition.

    Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis. Our products use agricultural commodities as inputs, in particular corn, soybean meal, and wheat midds. Through pricing and the use of risk management tools, the results are marginally affected by the cost of commodity inputs. Industry practices in animal feed pass cost fluctuations on to the customer in the long term, but do not protect against large sudden movements in input costs in the short term.

    We use derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices primarily for product inputs such as soybean meal and corn. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains and losses are recognized in earnings. Prior to 2001, we did not mark derivative commodity instruments to market; instead, we recorded losses or gains only when realized.

    Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories, current sales levels and the state of the economy. In addition, we estimate losses and retain reserves for the credit risk related to the repayment of the notes receivable with the Qualifying Special Purpose Entity ("QSPE") (See "Off-balance sheet arrangements"). Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial strength of customers or changes in the state of the economy could result in write-offs that exceed estimates and negatively impact our financial results.

    Recoverability of Long-Lived Assets. Our test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. We assess the recoverability of other long-lived assets at least annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

Seasonality

    The feed business is seasonal, with a higher percentage of the feed volume sold, and earnings being generated, during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, and these conditions do not materially affect quarter-by-quarter results of operations.

Agricultural Commodity Inputs and Outputs

    Many of our products use agricultural commodities as inputs, such as corn, soybean meal, and wheat midds. Through pricing and the use of risk management tools, our results are marginally affected by the cost of commodity inputs. Industry practices in animal feed pass cost fluctuations on to the customer in the long term, but do not protect against large sudden movements in input costs in the short term.

    We follow industry standards for feed pricing. The feed industry generally prices products based on Income Over Ingredient Cost (IOIC) per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Thus, the key indicator of business performance is IOIC rather than net sales. Net sales are considered a poor indicator of performance as large fluctuations can occur from period to period due to volatility in the underlying commodity ingredient prices.

    We enter into forward contracts to supply feed, which currently represent approximately 20% of our feed output. When we enter into these contracts, we also generally enter into forward input supply contracts to "lock in" our IOIC.

    Changes in commodity grain prices also have an impact on the mix of products that we sell. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and will sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers will feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effects on our operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.

    As dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of the animal, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers will purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our Western feed region and increases in our subsidiaries that manufacture premixes in the Western area. In addition, the increase in vertical integration of swine and poultry producers has resulted in increased sales of lower-margin feed products.

RESULTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------------
                                                   2002                           2001                           2000
                                         -------------------------      -------------------------    ---------------------------
                                              $            % OF              $            % OF           $               % OF
                                           AMOUNT        NET SALES        AMOUNT        NET SALES      AMOUNT          NET SALES
                                         ----------      ---------      ----------      ---------    ----------        ---------
                                                                        (DOLLARS  IN MILLIONS)
NET SALES
  Post LOL ownership(1) ..............   $    889.6         100.0%      $    202.9          23.3%    $       --              0
  Pre LOL ownership(2) ...............           --            --            666.4          76.7          839.8          100.0
                                         ----------                     ----------                   ----------
     Total net sales .................        889.6                          869.3                        839.8
COST OF SALES
  Post LOL ownership(1) ..............        741.3          83.3            171.1          84.3             --             --
  Pre LOL ownership(2) ...............           --            --            548.5          82.3          682.7           81.3
                                         ----------                     ----------                   ----------
     Total cost of sales .............        741.3          83.3            719.6          82.8          682.7           81.3
GROSS PROFIT
  Post LOL ownership(1) ..............        148.3          16.7             31.8          15.7             --             --
  Pre LOL ownership(2) ...............           --            --            117.9          17.7          157.1           18.7
                                         ----------                     ----------                   ----------
     Total gross profit ..............        148.3          16.7            149.7          17.2          157.1           18.7
Selling, general and administration ..        108.6          12.2            147.8          17.0          141.1           16.8
Restructuring and impairment charge ..           --            --               --            --           28.4            3.4
                                         ----------                     ----------                   ----------
Earnings (loss) from operations ......         39.7           4.4              1.9           0.2          (12.4)           1.5
Interest (income) expense, net .......         (1.2)          0.1             13.3           1.5           16.7            2.0
Gain on legal settlements ............         (7.6)          0.9             (4.5)          0.5          (24.7)           2.9
Equity in loss of affiliated
  companies ..........................          1.2           0.1               --            --             --             --
Minority interest in earnings (loss) of
  subsidiaries .......................           --            --              0.1            --           (0.1)            --
Income tax expense ...................           --            --              0.9           0.1            3.0            0.4
                                         ----------                     ----------                   ----------
Earnings (loss) before
  extraordinary item and fresh-start
  revaluation ........................   $     47.3           5.3       $     (7.9)          0.9     $     (7.3)           0.9
                                         ==========        ======       ==========        ======     ==========        =======

----------

(1) Results attributable to the period after Land O'Lakes, Inc. purchased the Company on October 11, 2001.

(2) Results attributable to the period before Land O'Lakes, Inc. purchased the Company on October 11, 2001.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET SALES

    Net sales increased $20.4 million, or 2.3%, to $889.7 million in 2002 as compared to net sales of $869.3 million in 2001. Overall volume was 3.8 million tons in 2002, representing a 3.3% decline from the prior year.

    Beef cattle feed volume, which is comprised of grass cattle and commercial feedlot feed volumes, decreased 9.3% from 2001. The grass cattle segment experienced lower volume due to much warmer and drier weather in the winter and spring of 2002. This resulted in more days on grass and less need to supplement the cattle. Cattle feed volumes were impacted by the drought which continued in Colorado, Nebraska, South Dakota and Wyoming. Our commercial feedlot business continues to be under stress from ongoing losses that resulted in the industry losing significant equity in 2002 as consolidation continues. The lack of feedlot cattle business profitability resulted in fewer cattle fed and consequently, lower total feedlot volume in 2002 as compared to 2001.

    Dairy feed volume increased 2.2% in 2002 as compared to 2001 due to increased sales to large commercial herds in the West and Southwest which more than offset declines in the Southeast markets.

    Hog feed volume decreased 13.9% from the prior year due to below breakeven swine markets for producers and the loss of three major accounts. Liquidation of smaller producer accounts also contributed to the lower hog feed volumes. To counter the hog feed volume decrease, we implemented a swine direct strategy in 2002 with sales focus on large direct prospects and launched new swine products. We sold other large accounts on vitamin premixes and starters; however, the volume was not enough to offset the overall decrease in Purina swine volume compared to 2001.

    Horse feed volume increased 10.4% over the prior year as a result of continued market share growth. Aggressive product marketing, including educational efforts with horse veterinarians, continues to increase horse sales volume. Enhanced research and development helped to expedite new product development.

    Poultry feed volume decreased 54.1% from the 2001 year, due primarily to continued poor economic conditions and the loss of a major account in 2002.

    Feed volumes in our specialty and other businesses increased 14.1% over the prior year. Our zoo, aquaculture, lab, outdoor animal, goat and Show Chow feed volumes continued to grow while our family livestock and branded family flock and rabbit businesses were relatively flat. Our PMI Nutrition business, the dog and cat food business in our channel, continues to grow in both the super premium pet foods and the economy pet foods.

COST OF SALES

    Cost of sales increased $21.7 million, or 3.0%, from $719.6 million in 2001 to $741.3 million in 2002. This was primarily due to a $24.3 million increase in ingredient costs. Manufacturing and distribution expenses decreased $2.6 million from the prior year primarily as a result of lower energy costs due to a milder winter and plant closures.

GROSS PROFIT

    Gross profit was $148.3 million in 2002, a decrease of 1.0% from 2001. Average IOIC (revenues less ingredient costs) per ton was $74.96 for the current year compared to $73.49 for the prior year.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense decreased $39.2 million, or 26.5%, to $108.6 million in 2002, compared to $147.8 million in 2001. Expenses in 2001 included $1.0 million of costs related to a settlement of a product claim and $11.3 million of costs related to stock-based compensation expenses which were not recurring in 2002. Additionally, 2001 included $11.3 million of additional intangible amortization expense over such amount for 2002 as a result of the revaluation of assets at the time of their acquisition by Land O'Lakes. Other selling, general and administration expense decreased $15.6 million in 2002, primarily as a result of reduced personnel costs achieved through the integration plan with Land O'Lakes Farmland Feed.

    As part of the merger with Land O'Lakes Farmland Feed in October, 2001, the Company no longer records certain selling, general and administrative expenses. The costs include corporate and other overhead costs which are paid for and expensed by Land O'Lakes Farmland Feed.

GAIN ON LEGAL SETTLEMENTS

    Gain on legal settlements increased $3.1 million to $7.6 million in 2002, compared to $4.5 million in 2001, due to proceeds received in settlement of vitamin claims.

INTEREST EXPENSE

    As a result of the October 11, 2001 acquisition, all of our outstanding debt, exclusive of intercompany borrowings, was eliminated. Thus, in 2002 we incurred no interest expense, but rather received interest income of $1.2 million primarily due to the sale of receivables. In 2001, we incurred interest expense of $13.3 million on outstanding debt.

INCOME TAX EXPENSE

    Since we are now a limited liability company, we do not incur any income tax expense at the company level. In contrast, in 2001 we recorded a tax expense of $0.9 million on our earnings before taxes, after the elimination of non-deductible amortization on certain intangibles.

NET EARNINGS

   Net earnings increased $55.2 million to net earnings of $47.3 million in 2002, compared to a net loss of $7.9 million in 2001. Lower gross profit was more than offset by lower selling, general and administration expense, lower interest expense and the elimination of income tax expense.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES

    Net Sales increased by $29.5 million, or 3.5%, to $869.3 million in 2001, as compared to net sales of $839.8 million in 2000. An increase of commodity prices contributed to the increase in sales. Overall volume was 3.9 million tons for the year 2001, representing a decrease of 1.9% from the prior year.

    Beef cattle volume in 2001 decreased 2.1% from 2000. Dairy cattle tons decreased 5.9% in 2001 as compared to 2000. Industry consolidation was a contributing factor to the decrease. Hog volume in 2001 remained fairly constant with 2000, decreasing 1.1%. Horse feed volume in 2001 increased 4.9% over 2000. There was continued success in growing our horse volume and increasing our market share in this business. Specialty and other volume remained flat in 2001. Poultry volume slightly decreased 1.3% in 2001 as compared to the prior year.

COST OF SALES

    Cost of sales increased $36.9 million or 5.4% from $682.7 million in 2000 to $719.6 million in 2001. This was primarily due to a $31.9 million increase in ingredient costs in 2001. Manufacturing and distribution expenses increased $5.0 million in 2001 from the prior year, due primarily to higher energy costs.

GROSS PROFIT

    Gross profit was $149.7 million in 2001, a decrease of 4.7% from 2000. Average IOIC (revenues less ingredient costs) per ton was $73.49 in 2001, as compared to $72.69 in 2000.


SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense increased $6.7 million, or 4.7%, to $147.8 million in 2001, compared to $141.1 million in 2000. Expenses in 2000 included a gain of $3.3 million on the sale of our headquarters building. Expenses in 2001 included $11.3 million of costs relating to stock-based compensation compared to $0 in 2000. Additionally, 2001 included $7.7 million of decreased intangible amortization expense as compared to 2000. Other selling, general and administration expense decreased $0.2 million in 2001 compared to 2000.

GAIN ON LEGAL SETTLEMENTS

    Gain on legal settlements decreased $20.2 million to $4.5 million in 2001, compared to $24.7 million in 2000, due to proceeds received in settlement of vitamin claims.


RESTRUCTURING AND IMPAIRMENT CHARGES

    Restructuring and impairment charges of $28.4 million in 2000 include $12.4 million in advisory and financing fees incurred in connection with the bankruptcy cases, in addition, $7.0 million was incurred for service fees, severance and moving costs, and $9.0 million for compensation expense.

INTEREST EXPENSE

    Interest expense in 2001 decreased $3.5 million from $16.8 million in 2000 to $13.3 million in 2001, due primarily to debt reduction in the first nine months of 2001. As a result of the October 11, 2001 acquisition, all outstanding debt, exclusive of intercompany borrowings, was eliminated, and we recorded interest income of $0.1 million in the fourth quarter of 2001.

INCOME TAXES

    Income tax expense decreased $2.1 million in 2001 as compared to 2000.

NET EARNINGS

    Net earnings decreased $0.6 million to a net loss of $7.9 million in 2001, compared to a net loss of $7.3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings from Land O'Lakes Farmland Feed, and the sale of accounts receivable as the main sources of financing working capital requirements, additions to property, plant and equipment and acquisitions and joint ventures. Other sources of funding consist of leasing arrangements and the sale of non-strategic assets. There were no long-term debts at December 31, 2002. The only long-term debt at December 31, 2001 was a $58.8 million note payable to Land O'Lakes Farmland Feed.

    Net cash provided by operating activities was $40.2 million for the year ended December 31, 2002 and $36.4 million for the year ended December 31, 2001. For the year ended December 31, 2002, net cash from operating activities increased $3.8 million over 2001. This increase was due primarily to increased earnings in the year 2002 offset by decreases in current assets and liabilities.

    Net cash flows used by investing activities was $6.8 million for the year ended December 31, 2002. Net cash flows used by investing activities was $20.7 million for the year ended December 31, 2001. For the year ended December 31, 2002, net cash used by investing activities decreased $13.9 million over 2001. The decrease was primarily due to reduced purchases of equipment at our facilities.

    Net cash used by financing activities was $41.1 million for the year ended December 31, 2002 compared to net cash used by financing activities of $39.0 million for the year ended December 31, 2001. For the year ended December 31, 2002, net cash used by financing activities increased by $2.1 million over 2001. This increase was primarily due to the note payable to Land O'Lakes Farmland Feed, LLC.

    At December 31, 2002, we had $6.7 million in cash and short term investments. We operate with a relatively low working capital level because a majority of our sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment. We expect that capital expenditures in 2003 will be approximately $20 million.

    A borrowing arrangement has been established between the Company and Land O'Lakes Farmland Feed for the purpose of financing our working capital. Borrowings under the arrangement bear no interest.

OFF-BALANCE SHEET ARRANGEMENTS

    Land O'Lakes, Land O'Lakes Farmland Feed and Purina Mills entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, these entities sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Purina Mills. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed upon advance rate; and notes, equal to the unadvanced present value of the receivables. Purina Mills and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, Purina Mills has retained reserves for estimated losses. As of December 31, 2002, no amount was drawn under the revolving receivables securitization by Purina Mills.

    In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $5.8 million for the year ended December 31, 2002; $6.5 million for the year ended December 31, 2001 and $7.5 million for the year ended December 31, 2000. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    At December 31, 2002, we had certain contractual obligations, which require us to make payments as follows:

                PAYMENTS DUE BY PERIOD (AS OF DECEMBER 31, 2002)

                                              LESS
                                              THAN                                 MORE
CONTRACTUAL OBLIGATIONS           TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS   THAN 5 YEARS
----------------------------    ----------  --------   ---------   ---------   ------------
                                                     ($ IN THOUSANDS)
Operating Leases............    $    3,614  $  2,024   $   1,508   $      82   $         --
                                ==========  ========   =========   =========   ============

We have certain commitments which may require the following payments to be made:

                      AMOUNTS OF CONTINGENT OBLIGATIONS (1)
                 EXPIRATION BY PERIOD (AS OF DECEMBER 31, 2002)

                                          TOTAL            LESS                                            MORE
                                         AMOUNTS           THAN                                            THAN
       OTHER GUARANTEES                 GUARANTEED        1 YEAR         1-3 YEARS       3-5 YEARS        5 YEARS
-----------------------------------     -----------     -----------     -----------     -----------     -----------
                                                                      ($ IN THOUSANDS)
Land O'Lakes Term Loan A (2) ......     $   288,270     $    73,297     $   150,481     $    64,492     $        --
Land O'Lakes Term Loan B (2) ......         231,417          22,381           5,099           5,099         198,838
Land O'Lakes 8 3/4% Senior
Notes .............................         350,000              --              --              --         350,000
  Due 2011
Producer Loans ....................           1,006             923              83              --              --
                                        -----------     -----------     -----------     -----------     -----------
     Total Guarantees .............     $   870,693     $    96,601     $   155,663     $    69,591     $   548,838
                                        ===========     ===========     ===========     ===========     ===========

(1) See "Off-balance Sheet Arrangements" for information concerning our receivables securitization.

(2) Term Loan A and Term Loan B Facilities are subject to certain mandatory prepayment obligations in certain events.

    We expect that our total capital expenditures will be approximately $20 million in 2003. Of such amount, we currently estimate that a minimum range of $6 million to $7 million of ongoing maintenance capital expenditures is required each year.

    We expect that funds from operations and available borrowings under our borrowing arrangement with Land O'Lakes Farmland Feed and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

    We adopted the remaining provisions of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized except for goodwill related to the formation of joint ventures, but rather will be tested for impairment at least annually in accordance with the provisions of the standard.

    In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The standard is generally expected to delay recognition of certain exit related costs.

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("The Interpretation"). The Interpretation requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 12 on page F-13. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

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

LAND O'LAKES INABILITY TO SERVICE ITS INDEBTEDNESS COULD REQUIRE SIGNIFICANT CASH PAYMENTS, INCLUDING THE FORECLOSED VALUE OF SUBSTANTIALLY ALL OF OUR ASSETS, TO FULLY SATISFY OUR GUARANTEE OF THAT INDEBTEDNESS.

    Along with all of our wholly-owned subsidiaries, we jointly and severally guarantee the performance and full and punctual payment of Land O'Lakes indebtedness and have secured that obligation with a security interest in substantially all of our assets. In the event that Land O'Lakes is unable to fully and punctually service its indebtedness, Land O'Lakes creditors would look to us for complete satisfaction of the indebtedness. To the extent that we do not have sufficient cash available to fully satisfy our guarantee, Land O'Lakes creditors could force us to sell substantially all of our assets and forfeit all of the resulting proceeds.

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

    We face the risk of outbreaks of Newcastle disease, which could lead to the destruction of poultry flocks. Because Newcastle disease is highly contagious and destructive, any outbreak of Newcastle disease could result in the widespread destruction of infected flocks. If this happens, we could experience a decreased demand for our poultry feed which could reduce our sales and operating margins.

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

CHANGES IN THE MARKET PRICES OF THE AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT TO DECREASE.

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

    We have ownership interests in swine. In recent years, the market for hogs and wholesale pork has been the subject of extreme market fluctuations as a result of a number of factors, including industry expansion, processor capacity, consumer demand and oversupply of proteins. In December 1998, the price of hogs hit its lowest point in nearly forty years, resulting in the price we received for a finished hog being substantially less than the cost to produce the hog. The prices for weanling and feeder pigs also decreased dramatically. During 1999 through 2002 a large portion of these losses were attributable to contract provisions which guarantee swine producers certain minimum prices for feeder pigs. Although we do not intend to renew or extend these contracts, we may continue to incur losses under these contracts until the last ones expire in 2005.

WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

    We produce, market and sell products through numerous joint ventures with unaffiliated third parties.

    The terms of each joint venture are different, but our joint venture agreements generally contain:

    o restrictions on our ability to transfer our ownership interest in the joint venture;

    o no right to receive distributions without the unanimous consent of the members of the joint venture; and

    o non-competition arrangements restricting our ability to engage independently in the same line of business as the joint venture.

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

    As a manufacturer of animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued there under by the Food and Drug Administration ("FDA"). Several states also have laws that protect feed distributors or restrict the ability of corporations to engage in farming activities. These regulations may require us to alter or restrict our operations or cause us to incur additional costs in order to comply with the regulations.

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

    The sale of animal feed products involves the risk of injury to those animals as well as human consumers of those animals. Such hazards could result from:

    o   tampering by unauthorized third parties;

    o product contamination (such as listeria, E. coli. and salmonella) or spoilage;

    o the presence of foreign objects, substances, chemicals, and other agents;

    o residues introduced during the growing, storage, handling or transportation phases; or

    o improperly formulated products which either do not contain the proper mixture of ingredients or which otherwise do not have the proper attributes.

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

    At March 1, 2003, approximately 13% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY RISK

    In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with dairy and other agricultural markets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operation-Agricultural Commodity Inputs and Outputs." To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

    As part of the trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk on the market value of our inventories and our fixed or partially fixed purchase and sale contracts. We do not utilize hedging instruments for speculative purposes.

    Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which futures contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts.

    The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                                                AT DECEMBER 31,
                                        ------------------------------------------------------------------
                                                     2002                               2001
                                        ------------------------------      ------------------------------
                                          NOTIONAL            FAIR            NOTIONAL           FAIR
                                           AMOUNT            VALUE             AMOUNT            VALUE
                                        ------------      ------------      ------------      ------------
                                                                  ($ IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase .........     $     23,924      $     (1,775)     $      6,034      $       (106)
  Commitments to sell .............          (22,761)               48            (2,282)             (123)
                                        ------------      ------------      ------------      ------------
    Total outstanding
      derivatives .................     $      1,163      $     (1,727)     $      3,752      $       (229)
                                        ============      ============      ============      ============

                                                           YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                                    2002                              2001
                                        ----------------------------      ----------------------------
                                                          REALIZED                         REALIZED
                                         NOTIONAL          GAINS           NOTIONAL          GAINS
                                          AMOUNT          (LOSSES)          AMOUNT          (LOSSES)
                                        -----------      -----------      -----------      -----------
                                                               ($ IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase .........     $   208,692      $     1,704      $   177,712      $    (1,921)
  Commitments to sell .............        (200,252)          (2,019)        (176,020)             568


INFLATION RISK

    Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and notes thereto required pursuant to this Item 8 begin immediately after the certifications of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information with respect to our directors and executive officers:

                NAME                     AGE                         TITLE
---------------------------------        ---     --------------------------------------------
Robert DeGregorio................        46      President and Manager
Daniel Knutson...................        46      Senior Vice President, Chief Financial Officer
                                                 and Secretary of the Company
Duane Halverson..................        57      Executive Vice President and Chief Operating
                                                 Officer, Ag Services, Land O'Lakes, Manager
                                                 of Land O'Lakes Farmland Feed
James Wahrenbrock................        61      Vice President, Planning and Business
                                                 Development, Land O'Lakes, Manager of Land
                                                 O'Lakes Farmland Feed
John E. Gherty...................        59      President and Chief Executive Officer, Land
                                                 O'Lakes
Dr. David Hettinga...............        62      Vice President, Research, Technology and
                                                 Engineering, Land O'Lakes
Robert Terry.....................        46      Land O'Lakes Farmland Feed Manager
Steve Rhodes.....................        49      Land O'Lakes Farmland Feed Manager
Mike Doyle.......................        46      Vice President and Controller
Dan McGowan......................        46      Vice President, Manufacturing and Logistics
Jack Madill......................        42      Vice President, Swine Sales and Marketing
John Swanson.....................        56      Vice President, Income Optimization


    Unless otherwise indicated, each officer has been in his or her current profession for at least the past five years.

    Robert DeGregorio, President of the Company since October 2001 and
President of Land O'Lakes Farmland Feed since 2000. Mr. DeGregorio began his career at Land O'Lakes in 1982 in the Agriculture Research Department and became Vice President of Land O'Lakes Feed Division in 1997.

    Daniel Knutson, Senior Vice President and Chief Financial Officer of Land O'Lakes and Land O'Lakes Farmland Feed since 2000. Mr. Knutson began his career at Land O'Lakes in 1978. Mr. Knutson has been the Senior Vice President and Chief Financial Officer of the Company since October 2001. He received his BS Degree in Accounting in 1977 and MBA with emphasis in Finance in 1991, both from Mankato State University, and has earned his CPA and CMA certifications.

    Duane Halverson, Executive Vice President and Chief Operating Officer of Land O'Lakes Ag Services since 1993 and Manager of Land O'Lakes Farmland Feed since 2000. Mr. Halverson began his career at Land O'Lakes in 1970 in corporate planning. He has served in a variety of executive positions, and now heads up Land O'Lakes Ag Services businesses, which include animal feed, crop seed and swine operations. Mr. Halverson also performs policy making functions for Purina Mills.

    James Wahrenbrock, Vice President, Planning and Business Development of
Land O'Lakes since April, 2000 and Manager of Land O'Lakes Farmland Feed since October, 2000. Prior to his appointment to this position, Mr. Wahrenbrock served as Vice President Swine & New Ventures Land O'Lakes. He joined Land O'Lakes in 1976. Mr. Wahrenbrock also performs policy making functions for Purina Mills.

    John E. Gherty, President and Chief Executive Officer of Land O'Lakes since 1989. Mr. Gherty began his career at Land O'Lakes in 1970 after completing graduate degrees in law and industrial relations at the University of Wisconsin. In the 1980s, he served as group vice president and chief administrative officer of Land O'Lakes. He was appointed to his present position in 1989.
Mr. Gherty also performs policy making functions for Purina Mills.

    Dr. David Hettinga, Vice President of Research, Technology and Engineering since 1989. Dr. Hettinga joined Land O'Lakes in 1983. He obtained a M.S. in Food Science from Purdue University, and a Ph.D. in Food Microbiology from Iowa State University.

    Robert Terry, President and Chief Executive Officer of Farmland Industries since May, 2002. Mr. Terry is a 13-year Farmland Industries veteran who most recently served as Farmland executive vice president, general counsel and corporate secretary. Mr. Terry joined Farmland in 1989 and has been a member of Farmland Senior Management for nine years. Prior to joining Farmland, Terry practiced law with Spencer Fane Britt & Browne. He holds a Bachelor of Science degree in accounting and business and a Juris Doctorate from the University of Missouri. Farm Industries initiated Chapter 11 bankruptcy proceedings on
May 31, 2002.

    Steve Rhodes, Executive Vice President and Chief Financial Officer of Farmland Industries since May, 2002. Mr. Rhodes has been with Farmland and the cooperative system since 1979, most recently serving as Farmland Industries Vice President and Controller. Mr. Rhodes earned a bachelor's degree in accounting from Northwest Missouri State University, Maryville, Missouri, and a master's degree in business administration from Rockhurst College, Kansas City, Missouri.

    Mike Doyle, Vice President and Controller of Land O'Lakes Farmland Feed since December, 2001. Mr. Doyle began his career at Land O'Lakes in the internal audit department in 1995.

    Dan McGowan, Vice President of Manufacturing and Logistics of Land O'Lakes Farmland Feed since December, 2001. Mr. McGowan joined Land O'Lakes in January, 1999 when Land O'Lakes acquired CountryMark. Mr. McGowan worked at CountryMark since October, 1994.

    Jack Madill, Vice President of Swine Sales and Marketing of Land O'Lakes Farmland Feed since August, 2000 when Land O'Lakes feed division merged with Farmland Industries feed division. Mr. Madill had worked at Farmland Industries since 1983.

    John Swanson, Vice President of Income Optimization, Land O'Lakes Farmland Feed since December, 2001. Mr. Swanson began his career at Land O'Lakes in 1971 in the Land O'Lakes feed division.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table shows, for the chief executive officer of Purina Mills and each of our four other most highly compensated executive officers, information concerning compensation earned for services in all capacities during the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                                                  -----------------------------
                                                                                      AWARDS          PAYOUTS
                                                                ANNUAL            --------------   ------------
                                                            COMPENSATION (1)       SECURITIES
                                                        -----------------------    UNDERLYING         LTIP          ALL OTHER
        NAME AND PRINCIPAL POSITION              YEAR    SALARY($)     BONUS($)   OPTIONS/SARS(#)   PAYOUTS($)   COMPENSATION($)(2)
----------------------------------------------   ----   -----------   ---------   ---------------  ------------  ------------------
John E. Gherty, President and Chief
  Executive Officer, Land O'Lakes(1) .........   2002   $   698,620   $      --        16,000      $         --         13,700
Duane Halverson, Executive Vice
  President and Chief Operating Officer,
  Ag Services, Land O'Lakes(1) ...............   2002       446,923          --         9,500                --         14,436
Robert DeGregorio, President, Purina Mills
  and Land O'Lakes Farmland Feed LLC .........   2002       359,847      50,000        10,000                --          9,500
Daniel Knutson, Senior Vice President
  and Chief Financial Officer, Land
  O'Lakes, Land O'Lakes Farmland Feed
  and Purina Mills(1) ........................   2002       357,692          --         7,000                --          9,000
David Hettinga, Vice President, Research,
  Technology and Engineering, Land
  O'Lakes(1) .................................   2002       288,404          --         3,000                --         13,075


(1) Compensation to all these individuals is paid by Land O'Lakes, and includes amounts earned for such individuals' service to each of Land O'Lakes, Land O'Lakes Farmland Feed and Purina Mills. Land O'Lakes is reimbursed by Land O'Lakes Farmland Feed for such officers' services pursuant to the Management Services Agreement dated September 1, 2000 between Land O'Lakes and Land O'Lakes Farmland Feed further described below. These individuals are executive officers of Land O'Lakes and also perform policy making functions for Land O'Lakes Farmland Feed and Purina Mills.

(2) The amounts shown in the table for 2002 reflect life insurance premiums paid by Land O'Lakes in the amount of $8,600 for Mr. Gherty, $8,400 for Mr. Halverson, $3,800 for Mr. DeGregorio, $3,900 for Mr. Knutson and $7,975 for Mr. Hettinga. The amounts also include contributions made by Land O'Lakes on behalf of the named individuals under the qualified and non-qualified defined contribution plans of Land O'Lakes as follows:

                       COMPANY MATCHING
                         CONTRIBUTION      COMPANY CONTRIBUTION
      NAME             (QUALIFIED PLAN)    (NON-QUALIFIED PLAN)
---------------        ----------------    --------------------
Mr. Gherty .......     $    5,100          $        --
Mr. Halverson ....          5,100                  936
Mr. DeGregorio ...          5,100                  600
Mr. Knutson ......          5,100                   --
Mr. Hettinga .....          5,100                   --


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                              -------------------------------------------
                                               PERCENT OF                                    AT ASSUMED ANNUAL RATES
                               NUMBER OF         TOTAL                                           OF STOCK PRICE
                               SECURITIES     OPTIONS/SARS                                   APPRECIATION FOR OPTION
                               UNDERLYING      GRANTED TO       EXERCISE                             TERM(2)
                              OPTIONS/SARS    EMPLOYEES IN      OF BASE      EXPIRATION    ----------------------------
         NAME                 GRANTED(#)(1)    FISCAL YEAR    PRICE($/SH)       DATE            5%($)           10%($)
-------------------------     -------------   ------------   ------------    ----------    -----------      -----------
John E. Gherty ..........        16,000           13.3%      $   35.69        3-31-2012    $   370,751      $   947,119
Duane Halverson(3)  .....         9,500            8.0           35.69        3-31-2012        191,169          488,358
Robert DeGregorio(3) ....        10,000            8.4           35.69        3-31-2012        173,790          443,962
Daniel Knutson ..........         7,000            5.8           35.69        3-31-2012        162,204          414,365
David Hettinga ..........         3,000            2.5           35.69        3-31-2012         69,516          177,585


(1) Options granted are to purchase "Units" described below under the Land O'Lakes Long-Term Incentive Plan. The vesting schedule for all grants of Units is set forth below in the plan descriptions.

(2) The dollar amounts under these columns are the results of calculations at the 5% and 10% annual appreciation rates set by the Securities and Exchange Commission for illustrative purposes, and, therefore, are not intended to forecast future financial performance. Accordingly, these calculations assume 5% and 10% appreciation in the value of the Units.

(3) Mr. Halverson and Mr. DeGregorio were granted 1,250 and 2,500 options, respectively, contingent upon meeting certain performance measures related to the integration of Purina Mills into Land O'Lakes Farmland Feed. The table currently assumes that the performance measures will be met. In the event that the performance measures are not met, the entries for Mr. Halverson and Mr. DeGregorio would be adjusted accordingly.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

    The purpose of the following table is to report exercises of options to purchase Units by the named executive officers of Purina Mills during the fiscal year ended December 31, 2002 and any value of their unexercised options as of December 31, 2001. The named executive officers did not exercise options in 2002. Purina Mills has not issued any stock appreciation rights to the named executive officers.

                                                                                       VALUE OF UNEXERCISED IN-
                                                         NUMBER OF UNEXERCISED          THE-MONEY OPTIONS/SARS
                                                          OPTIONS AT FY-END(#)              AT FY-END($)(1)
                       SHARES ACQUIRED    VALUE       ---------------------------    ----------------------------
       NAME            ON EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------     ---------------  -----------   -----------   -------------    -----------    -------------
John E. Gherty...            --            --           12,000          20,000            --              --
Duane Halverson..            --            --            5,875          10,625            --              --
Robert DeGregorio            --            --            5,000          10,000            --              --
Daniel Knutson...            --            --            5,250           8,750            --              --
David Hettinga...            --            --            2,250           3,750            --              --


(1) Value is based on a Unit value of $27.69, which was the value of the Units on December 31, 2002, minus the purchase price.

PURINA MILLS EMPLOYEES SAVINGS AND SUPPLEMENTAL RETIREMENT PLAN

    The Purina Mills Employee Savings and Supplemental Retirement Plan is a qualified defined contribution 401(k) plan which permits employees to make both pre-tax and after-tax contributions. All full-time, non-union Purina Mills employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. Subject in all cases to maximum contribution limits established by law, the maximum total contribution for non-highly compensated employees is 50% of compensation; the maximum pre-tax contribution for such employees is also 50%. For highly compensated employees, the maximum total contribution is 12% of compensation and the maximum pre-tax contribution is 8%. The Company matches 100% of the first 6% of pre-tax and or after-tax contributions made by employees.

LAND O'LAKES EMPLOYEES SAVINGS AND SUPPLEMENTAL RETIREMENT PLAN

    The Land O'Lakes Employee Savings and Supplemental Retirement Plan is a qualified defined contribution 401(k) plan which permits employees to make both pre-tax and after-tax contributions. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. Subject in all cases to maximum contribution limits established by law, the maximum total contribution for non-highly compensated employees is 50% of compensation; the maximum pre-tax contribution for such employees is also 50%. For highly compensated employees, the maximum total contribution is 12% of compensation and the maximum pre-tax contribution is 8%. The Company matches 50% of the first 6% of pre-tax contributions made by employees. Employees are immediately 100% vested in their full account balance, including the company match.

EXECUTIVE ANNUAL VARIABLE COMPENSATION PLAN

    The Executive Annual Variable Compensation Plan is a plan for executive officers of Land O'Lakes. The maximum award opportunity varies by the participant's position up to a maximum of 60% of base pay. Awards from this plan are dependent on a combination of three elements of performance: 1) company overall results (30%); 2) targets for business performance (55%); and 3) individual performance commitments (15%). A minimum of 6% after-tax return on equity is the threshold performance level required to trigger any payments from the plan. Targets for company results, unit business performance and individual performance commitments are established annually. Once maximum awards from each of these components are achieved, excess awards may be granted. These awards also vary based on the participant's position, between 79-102% of base salary.

LAND O'LAKES, INC. EXECUTIVE LONG-TERM VARIABLE COMPENSATION PLAN (1999-2001)

    The Land O'Lakes, Inc. Executive Long-Term Variable Compensation Plan was effective only for the years 1999-2001. The President and all officers of Land O'Lakes who were not otherwise participating in a long-term variable plan were eligible. The maximum award under this plan to any individual was 60% of their base salary at the end of the performance period. Awards made under the plan were based on the return on equity and net earnings of Land O'Lakes for the period between 1999 and 2001. One half of all awards was subject to mandatory deferral, with the other half payable in cash or eligible to be deferred, at the option of the award recipient.

LAND O'LAKES LONG-TERM INCENTIVE PLAN

    The Land O'Lakes Long-Term Incentive Plan, initiated in 2001, is a phantom stock plan which allows certain employees to purchase "Units" under the plan. Neither options granted nor Units may be transferred, assigned, pledged, encumbered, or otherwise alienated from the grantee. Officers are eligible to participate, as are selected non-officers identified by the Chief Executive Officer. Participants are granted an annual award of options. One quarter of the options vest on December 31 of the year in which they are granted, with the rest vesting ratably on December 31 of the succeeding three years. These Units are not traditional stock, and do not provide the purchaser with any voting rights or rights to receive assets of Land O'Lakes.

    The purchase price of the option is established as of December 31 of the year prior to the grant of the option, based on a formula reflecting the value of the enterprise at the close of the fiscal year preceding the grant of the option. Participants may elect to exercise vested options to purchase units only during the period between January 1 and March 31 of any year. Units are valued each year on December 31, and are valued by the same formula by which the purchase price of the option is determined. Participants in the plan may purchase Units using cash or amounts in their deferred compensation accounts. In addition, the options have a net exercise provision which allows participants to use the value of appreciated options to buy Units.

    Participants' ability to redeem owned Units while employed is limited to 50% of the appreciated value of the cumulative total of Units previously purchased by such participant, until the value of the owned Units reaches an established ratio to the participant's annual base pay. These ratios are established based on the level of the participant. Following death, inability to work due to disability, retirement or other termination, the participant has a limited period of time during which to exercise remaining vested options and/or redeem purchased units, which varies according to the circumstances of the participant's cessation of employment.

LAND O'LAKES NON-QUALIFIED DEFERRED COMPENSATION PLAN

    The Land O'Lakes Non-Qualified Deferred Compensation Plan provides a select group of employees with base salaries in excess of $95,000 an opportunity to elect to defer a portion of their compensation for later payment at the earlier of their death, disability, retirement or other termination. Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of base compensation and 100% of variable pay. The default distribution is monthly installments over a five year period. Deferred compensation is not included as compensation for purposes of the company's qualified plans. The Company adds an additional amount equal to three percent (3%) of the participant's elective deferrals to this plan. In addition, at the end of each calendar quarter, the Company credits the participant's account balance with modest interest at a rate announced in advance of each calendar year. Benefits of this plan are paid out of the general assets of the corporation.

    Land O'Lakes maintains three non-qualified excess benefit plans for its officers. Benefits for all three of these plans are paid out of the general assets of the corporation.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT PLAN (IRS LIMITS)

    The Non-Qualified Executive Excess Benefit Plan (IRS Limits) provides for a payment of a benefit to officers which is the equivalent of the difference between the benefit that would have been payable to the executive if the Land O'Lakes Employee Retirement Plan benefit formula were applied to the executive's actual compensation, without regard for limitations on compensation or benefits imposed by the Internal Revenue Code, and the benefit actually payable under the Land O'Lakes Employee Retirement Plan.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT PLAN (1989 FORMULA)

    The Non-Qualified Executive Excess Benefit Plan (1989 Formula) provides a non-qualified benefit to individuals who were officers as of January 1, 1989 at the time the defined benefit formula was changed. This excess benefit plan provides a benefit representing the difference between the accrued benefit under the formula as of December 31, 1988 and the accrued benefit under the Land O'Lakes Employee Retirement Plan at the time of the individual's retirement.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT SAVINGS PLAN

    The Non-Qualified Executive Excess Benefit Savings Plan provides a benefit to officers who participate in this savings plan by crediting an amount to a deferred compensation account which represents 3% of total compensation, net of any deferred compensation, less the amount of the company match contributed to the savings plan. Account balances are credited with a modest rate of interest quarterly. Distributions are made under the same circumstances and on the same terms as the individual has elected under the Land O'Lakes Non-Qualified Deferred Compensation Plan, or according to the default provisions of the Land O'Lakes Non-Qualified Deferred Compensation Plan in the absence of an election.

LAND O'LAKES EMPLOYEE RETIREMENT PLAN

                               PENSION PLAN TABLE

               FINAL
            AVERAGE PAY                                        YEARS OF SERVICE AT RETIREMENT
            ------------     -------------------------------------------------------------------------------------------------
              (ANNUAL)            10               15               20               25               30               35
                             ------------     ------------     ------------     ------------     ------------     ------------

TABLE A     $    200,000     $     30,100     $     45,100     $     60,100     $     75,200     $     90,200     $     90,200
                 400,000           62,100           93,100          124,100          155,200          186,200          186,200
                 600,000           94,100          141,100          188,100          235,200          282,200          282,200
                 800,000          126,100          189,100          252,100          315,200          378,200          378,200
               1,000,000          158,100          237,100          316,100          395,200          474,200          474,200
               1,200,000          190,100          285,100          380,100          475,200          570,200          570,200

TABLE B     $    200,000     $     34,700     $     52,000     $     69,400     $     86,700     $    104,100     $    104,100
                 400,000           76,000          114,000          152,100          190,100          228,100          228,100
                 600,000          117,400          176,000          234,700          293,400          352,100          352,100
                 800,000          158,700          238,000          317,400          396,700          476,100          476,100
               1,000,000          200,000          300,000          400,100          500,100          600,100          600,100
               1,200,000          241,400          362,000          482,700          603,400          724,100          724,100

    The Land O'Lakes Employee Retirement Plan is a qualified defined benefit pension plan. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. An employee is fully vested in the plan after five years of vesting service. For most employees, the plan provides for a monthly benefit for the employee's lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: {[1.08% x Final Average Pay]+[.52% x (Final Average Pay-Covered Compensation)]} x years of credited service (up to a maximum of 30 years). These levels are illustrated by Table A above. Due to provisions of this plan providing that certain benefits existing in a previous version of the plan will not be reduced, certain employees, including Messrs. Gherty and Halverson, will instead receive the compensation at levels previously in effect for the retirement plan. These sums are described in Table B above.

    Final Average Pay is average monthly compensation for the highest paid 60 consecutive months of employment out of the last 132 months worked. Covered Compensation is an amount used to coordinate pension benefits with Social Security benefits. It is adjusted annually to reflect changes in the Social Security Taxable Wage Base, and varies with the employee's year of birth and the year in which employment ends. The normal form of benefit for a single employee is a life-only annuity; for a married employee, the normal form is a 50% joint and survivor annuity. There are other optional annuity forms available. Terminated or retired employees who are at least 55 with 10 years of vesting service may elect a reduced early retirement benefit.

    As of January 1, 2003, Mr. Gherty was credited with 32 years of service, Mr. Halverson was credited with 32 years of service, Mr. DeGregorio was credited with 21 years of service, Mr. Knutson was credited with 25 years of service and Mr. Hettinga was credited with 19 years of service.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    As of December 31, 2002, 100% of our equity interests were owned by Land O'Lakes Farmland Feed, located in Shoreview, MN.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    A borrowing arrangement has been established between the Company and Land O'Lakes Farmland Feed for the purpose of financing our working capital. Borrowings under the arrangement with Land O'Lakes Farmland Feed bear no interest.

    As of January 1, 2003 Purina Mills employees became Land O'Lakes employees and were leased to Farmland Feed LLC in accordance with the Management Services Agreement between Land O'Lakes, Inc. and Land O'Lakes Farmland Feed.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

    (a)   Evaluation of disclosure controls and procedures.

    The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this annual report on Form 10-K. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.


    (b)   Changes in internal controls.

    There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON  FORM 10-K:

     1.   Consolidated Financial Statements:

Independent Auditors' Report of KPMG LLP ..............................................     F-2

Financial Statements for the years ended December 31, 2002 and 2001
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001 .............     F-3

Consolidated Statements of Operations for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
  December 31, 2000 and for the six months ended June 30, 2000 ........................     F-4

Consolidated Statements of Cash Flows for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
  December 31, 2000 and the six months ended June 30, 2000 ............................     F-5

Consolidated Statements of Equities for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
  December  31, 2000 and the six months ended June 30, 2000 ...........................     F-6

Notes to Consolidated Financial Statements ............................................     F-7


(b)       REPORTS ON FORM 8-K

          No reports were filed on Form 8-K during the quarter ended December 31, 2002.

EXHIBIT                    DESCRIPTION
-------                    -------------------------------------------------------------

   3.1 Certification of Formation of Purina Mills LLC dated October 12, 2001.(1)

   3.2                      Limited Liability Company Agreement of Purina Mills LLC.(2)

   4.1                      Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October
                            11, 2001.(3)

   4.2                      First Amendment dated November 6, 2001 to the Credit
                            Agreement dated October 11, 2001.(3)

   4.3                      Second Amendment dated February 15, 2002 to the Credit
                            Agreement dated October 11, 2001.(3)

   4.4                      Guarantee and Collateral Agreement among Land O'Lakes, Inc.
                            and certain of its subsidiaries and The Chase Manhattan
                            Bank, dated as of October 11, 2001.(3)

   4.5                      Indenture dated as of November 14, 2001, among Land O'Lakes,
                            Inc. and certain of its subsidiaries, and U.S. Bank,
                            including Form of 8 3/4% Senior Notes due 2011 and Form of
                            8 3/4% Senior Notes due 2011.(3)

   4.6                      Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries,
                            J.P. Morgan Securities Inc., SPP Capital Partners, LLC,
                            SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi
                            International plc and U.S. Bancorp Piper Jaffray, Inc.(3)

   4.7                      Purchase Agreement by and between Land O'Lakes, Inc., and
                            certain of its subsidiaries, J.P. Morgan Securities Inc.,
                            SPP Capital Partners, LLC, SunTrust Robinson Capital
                            Markets, Inc., Tokyo-Mitsubishi International plc and U.S.
                            Bancorp Piper Jaffray, Inc., dated as of November 8, 2001.(3)

   4.8                      Form of Old Note (included in Exhibit 4.5).(3)

   4.9                      Form of New Note (included in Exhibit 4.5).(3)

  10.1                      Amended and Restated Five Year Credit Agreement dated as of
                            October 11, 2001 among Land O'Lakes, Inc., The Chase
                            Manhattan Bank, CoBank, ACB, and the Lenders party thereto.(3)

  10.2                      First Amendment dated November 6, 2001 to the Amended and
                            Restated Five-Year Credit Agreement dated October 11, 2001.(3)

  10.3                      Second Amendment dated February 15, 2002 to the Amended and
                            Restated Five-Year Credit Agreement dated October 11, 2001.(3)

  10.4                      Joint Venture Agreement by and between Farmland Industries,
                            Inc. and Land O'Lakes, Inc. dated as of July 18, 2000.(3)

  10.5                      License Agreement among Ralston Purina Company, Purina
                            Mills, Inc. and BP Nutrition Limited dated as of October 1,
                            1986.(4)

  10.6                      License Agreement between Land O'Lakes, Inc. and Land
                            O'Lakes Farmland Feed LLC dated September 25, 2000.(5)

  10.7                      Certification of Formation of Land O'Lakes Farmland Feed LLC
                            dated August 11, 2000.(6)

  10.8                      Limited Liability Company Agreement of LOL FF LLC.(7)

  10.9                      Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills, Inc., Land O'Lakes, Inc., LOL
                            Holdings II, Inc. and LOL Holdings III, Inc.(8)

  10.10                     Management Services Agreement, dated September 1, 2000, by and between Land O'Lakes and Land O'Lakes Farmland Feed LLC.(9)

  10.11                     Purchase and Sale Agreement dated as of December 18, 2001, among Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC,
                            Purina Mills, LLC and LOL Farmland Feed SPV, LLC.(10)

  10.12                     Receivables Purchase Agreement dated as of December 18,
                            2001, among Land O'Lakes Farmland Feed LLC, LOL Farmland
                            Feed SPV, LLC, and CoBank, ACB.(11)

  10.13                     Executive Annual Variable Compensation Plan of Land O'Lakes.(12)#

  10.14                     Land O'Lakes Long Term Incentive Plan.(13)#

  10.15                     Land O'Lakes Non-Qualified Deferred Compensation Plan.(14)#

  10.16                     Land O'Lakes Non-Qualified Executive Excess Benefit Plan
                            (IRS Limits).(15)#

  10.17                     Land O'Lakes Non-Qualified Executive Excess Benefit Plan
                            (1989 Formula).(16)#

  10.18                     Land O'Lakes Non-Qualified Executive Excess Benefit Savings
                            Plan.(17)#

  10.19                     Amended Land O'Lakes Long Term Incentive Plan.(18)*

  12.0                      Statement regarding the computation of ratios*

  21                        Subsidiaries of registrant*

  99.1                      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

  99.2                      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1) Incorporated by reference to exhibit 3.60 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002. (Registration No. 333-84486).

(2) Incorporated by reference to exhibit 3.61 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002. (Registration No. 333-84486).

(3) Incorporated by reference to the identical exhibit to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(4) Incorporated by reference to exhibit 10.9 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(5) Incorporated by reference to exhibit 10.10 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(6) Incorporated by reference to exhibit 10.28 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(7) Incorporated by reference to exhibit 10.29 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(8) Incorporated by reference to exhibit 10.13 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(9) Incorporated by reference to exhibit 10.14 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(10) Incorporated by reference to exhibit 10.17 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(11) Incorporated by reference to exhibit 10.18 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(12) Incorporated by reference to exhibit 10.19 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(13) Incorporated by reference to exhibit 10.20 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(14) Incorporated by reference to exhibit 10.21 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(15) Incorporated by reference to exhibit 10.22 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(16) Incorporated by reference to exhibit 10.23 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(17) Incorporated by reference to exhibit 10.24 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(18) Incorporated by reference to exhibit 10.27 to the Land O'Lakes, Inc. Form 10-K for the annual period ended December 31, 2002, filed on March 27, 2003.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

*    Filed electronically herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                           PURINA MILLS, LLC


                           By /s/ Daniel Knutson
                             --------------------------------------------------
                              Daniel Knutson
                              Senior Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.



/s/ Robert DeGregorio        President and Manager
---------------------        (Principal Executive Officer)
  Robert DeGregorio


 /s/ Daniel Knutson          Senior Vice President and Chief Financial Officer
---------------------        (Principal Financial and Accounting Officer)
    Daniel Knutson


 /s/ Duane Halverson         Manager, Land O'Lakes Farmland Feed LLC
---------------------
    Duane Halverson


/s/ James Wahrenbrock        Manager, Land O'Lakes Farmland Feed LLC
---------------------
  James Wahrenbrock


  /s/ Robert Terry           Manager, Land O'Lakes Farmland Feed LLC
---------------------
     Robert Terry


  /s/ Steve Rhodes           Manager, Land O'Lakes Farmland Feed LLC
---------------------
     Steve Rhodes

                                 CERTIFICATIONS

I, Robert DeGregorio, certify that:

I have reviewed this annual report on Form 10-K of Purina Mills, LLC;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                             By /s/ Robert DeGregorio
                                                ---------------------
                                             Robert DeGregorio
                                             President and Manager

I, Daniel Knutson, certify that:

I have reviewed this annual report on Form 10-K of Purina Mills, LLC;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                           By /s/ Daniel Knutson
                                              ------------------------
                                           Daniel Knutson
                                           Senior Vice President
                                           and Chief Financial Officer

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT


No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report of KPMG LLP..............................................................         F-2

Financial Statements for the years ended December 31, 2002 and 2001
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001.............................         F-3

Consolidated Statements of Operations for the year ended
 December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
 December 31, 2000 and the six months ended June 30, 2000.............................................         F-4

Consolidated Statements of Cash Flows for the year ended
 December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
 December 31, 2000 and the six months ended June 30, 2000.............................................         F-5

Consolidated Statements of Equities for the year ended
 December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
 December  31, 2000 and the six months ended June 30, 2000............................................         F-6

Notes to Consolidated Financial Statements............................................................         F-7

                          INDEPENDENT AUDITORS' REPORT
The Board of Managers
Purina Mills, LLC:

     We have audited the accompanying consolidated balance sheets of Purina Mills, LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and equities for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and for the six months ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Purina Mills, LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and for the six months ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

     As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"; Statement No. 141, "Business Combinations"; certain provisions of Statement No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001; and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                                      /s/ KPMG LLP

Minneapolis, Minnesota
January 30, 2003

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                        2002            2001
                                                                    -----------     -----------
                                                                         ($ IN THOUSANDS)
ASSETS

Current assets:
  Cash and short-term investments .............................     $     6,654     $    14,370
  Receivables, net ............................................          23,990          22,097
  Receivable from legal settlement ............................           6,000              --
  Inventories .................................................          47,620          45,795
  Prepaid expenses and other current assets ...................           4,079           2,423
  Note receivable from Land O'Lakes Farmland Feed LLC .........          57,759          15,445
                                                                    -----------     -----------
          Total current assets ................................         146,102         100,130
Investments ...................................................           5,491          11,105
Property, plant and equipment, net ............................         156,291         220,567
Goodwill ......................................................         105,202          86,872
Other intangibles, net ........................................          94,044          99,169
Other assets ..................................................          21,547          19,684
                                                                    -----------     -----------
          Total assets ........................................     $   528,677     $   537,527
                                                                    ===========     ===========

LIABILITIES AND EQUITIES
Current liabilities:
  Accounts payable ............................................     $    53,308     $    53,591
  Accrued expenses ............................................          24,995          19,012
                                                                    -----------     -----------
          Total current liabilities ...........................          78,303          72,603
Notes payable-- Land O'Lakes Farmland Feed LLC ................              --          58,763
Employee benefits and other liabilities .......................          29,493          32,980
Minority interests ............................................              29              28
Equities:
  Contributed capital .........................................         367,288         366,897
  Retained earnings ...........................................          53,564           6,256
                                                                    -----------     -----------
          Total equities ......................................         420,852         373,153
                                                                    -----------     -----------
Commitments and contingencies
Total liabilities and equities ................................     $   528,677     $   537,527
                                                                    ===========     ===========


           See accompanying notes to consolidated financial statements

                 PURINA MILLS, LLC (FORMERLY PURINA MILLS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              POST-EMERGENCE       PRE-EMERGENCE
                                    POST-LOL           POST-LOL             PRE-LOL               PRE-LOL             PRE-LOL
                                   OWNERSHIP           OWNERSHIP           OWNERSHIP             OWNERSHIP           OWNERSHIP
                               ------------------  ------------------  ------------------   ------------------  ------------------
                                     YEAR           OCTOBER 12, 2001    JANUARY 1, 2001        SIX MONTHS          SIX MONTHS
                                     ENDED             THROUGH              THROUGH               ENDED                ENDED
                                DECEMBER 31, 2002  DECEMBER 31, 2001    OCTOBER 11, 2001    DECEMBER 31, 2000      JUNE 30, 2000
                               ------------------  ------------------  ------------------   ------------------  ------------------
                                                   ($ IN THOUSANDS)
Net sales .....................$          889,672  $          202,864  $          666,421   $          425,259  $          414,546
Cost of sales .................           741,345             171,149             548,449              345,268             337,425
                               ------------------  ------------------  ------------------   ------------------  ------------------

Gross profit ..................           148,327              31,715             117,972               79,991              77,121
Selling, general and
  administration ..............           108,612              25,571             122,190               67,249              73,869
Restructuring and
  impairment charges ..........                --                  --                  --                3,534              24,924
                                -----------------   -----------------  ------------------   ------------------  ------------------
Earnings (loss) from
  operations ..................            39,715               6,144              (4,218)               9,208             (21,672)
Interest (income)
  expense, net ................            (1,197)               (129)             13,463                7,027               9,759
Gain on legal settlements .....            (7,642)                 --              (4,472)                (345)            (24,398)
Equity in loss (earnings)
  of affiliated companies .....             1,212                  35                 (12)                  91                (112)
Minority interest in
  earnings (loss) of
  subsidiaries ................                34                 (18)                 85                  (55)                (81)
                                -----------------   ------------------  ------------------   ------------------  ------------------
Earnings (loss) before
  income taxes, extraordinary
  item and "fresh start"
  revaluation .................            47,308               6,256             (13,282)               2,490              (6,840)
Income tax expense ............                --                  --                 854                2,971                  --
                                -----------------  ------------------  ------------------   ------------------  ------------------
Earnings (loss) before
  extraordinary item and
  "fresh start" revaluation ...            47,308               6,256             (14,136)                (481)             (6,840)
Extraordinary item-gain on
  extinguishment of debt,
  net of income tax expense
  of $59,582 ..................                --                  --                  --                   --            (159,359)
Revaluation of assets
  and liabilities pursuant to
  the adoption of "fresh-start"
  reporting ...................                --                  --                  --                   --              (2,483)
                                -----------------  ------------------  ------------------   ------------------  ------------------
Net earnings (loss) ........... $          47,308  $            6,256  $          (14,136)  $             (481) $          155,002
                                =================  ==================  ==================   ==================  ==================



           See accompanying notes to consolidated financial statements

                 PURINA MILLS, LLC (FORMERLY PURINA MILLS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                POST-EMERGENCE      PRE-EMERGENCE
                                        POST-LOL           POST-LOL             PRE-LOL             PRE-LOL            PRE-LOL
                                        OWNERSHIP          OWNERSHIP           OWNERSHIP           OWNERSHIP          OWNERSHIP
                                    -----------------  ------------------  ------------------  ------------------  -----------------
                                          YEAR          OCTOBER 12, 2001    JANUARY 1, 2001       SIX MONTHS           SIX MONTHS
                                         ENDED              THROUGH             THROUGH              ENDED               ENDED
                                    DECEMBER 31, 2002   DECEMBER 31, 2002   OCTOBER 11, 2001    DECEMBER 31, 2000     JUNE 30, 2000
                                    -----------------  ------------------  ------------------  ------------------  -----------------
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ............  $          47,308  $            6,256  $          (14,136) $             (481) $        155,002
  Adjustments to reconcile
    net earnings (loss) to net
    cash provided by operating
    activities
     Gain on extinguishment of
       debt ......................                 --                  --                  --                  --          (159,359)
     Gain on revaluation
        pursuant to fresh-start
        reporting ................                 --                  --                  --                  --            (2,483)
     Depreciation and
       amortization ..............             27,885               7,559              35,217              21,352            28,612
     Bad debt expense ............                425                  --                  --                  --                --
     Receivable from legal
       settlement ................             (6,000)                 --                  --                  --                --
     (Increase) decrease in other
       assets ....................             (6,761)               (699)              2,832                (723)            2,875
     (Decrease) increase in other
       liabilities ...............             (4,662)                (61)                (15)             (4,308)            1,809
     Equity in loss (earnings) of
       affiliated companies ......              1,212                  35                 (12)                 91              (112)
     Minority interest ...........                 34                 (18)                 85                 (55)              (81)
     Other .......................                865                  --              (4,898)              3,138            (5,616)
  Changes in current assets and
     liabilities,  net of
     acquisitions and
     divestitures:
     Receivables .................             (2,318)              7,807               8,379              (3,445)            8,810
     Inventories .................             (1,934)                681               3,523                (344)            8,339
     Other current assets ........             (2,732)                107                (546)                135               (85)
     Accounts payable ............               (283)             13,645             (23,678)             25,111           (15,425)
     Accrued expenses ............            (12,828)             (4,799)               (873)            (18,002)            8,495
                                    -----------------  ------------------  ------------------  ------------------  ----------------
  Net cash provided by
    operating activities .........             40,211              30,513               5,878              22,469            30,781
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant
    and equipment ................             (7,380)             (9,442)            (11,698)            (13,510)           (8,642)
  Payments for investments .......                (15)                (10)               (645)               (851)             (504)
  Proceeds from investments ......                608                  --               1,102                 578               435
  Proceeds from sale of
    property, plant
    and equipment ................                 --                  --                  --                  --            15,757
                                    -----------------  ------------------  ------------------  ------------------  ----------------
  Net cash (used) provided
    by investing activities ......             (6,787)             (9,452)            (11,241)            (13,783)            7,046
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on note payable to
     Land O'Lakes Farmland
     Feed LLC ....................            (56,976)            (15,023)                 --                  --                --
  Proceeds from note payable to
     Land O'Lakes Farmland
     Feed LLC ....................             15,445                  --             132,062                  --                --
  Payments on term loan ..........                 --                  (8)           (156,023)            (15,025)         (103,021)
  Capital contributions by
    members ......................                391                  --                  --                  --                --
  Other ..........................                 --                  --                  --                 852            60,251
                                    -----------------  ------------------  ------------------  ------------------  ----------------
  Net cash used by financing
    activities ...................            (41,140)            (15,031)            (23,961)            (14,173)          (42,770)
  Net (decrease) increase in
    cash and short-term
    investments ..................             (7,716)              6,030             (29,324)             (5,487)           (4,943)
Cash and short-term
  investments at
  beginning of period ............             14,370               8,340              37,664              43,151            48,094
                                    -----------------  ------------------  ------------------  ------------------  ----------------
Cash and short-term
  investments at
  end of period ..................  $           6,654  $           14,370  $            8,340  $           37,664  $         43,151
                                    =================  ==================  ==================  ==================  ================



           See accompanying notes to consolidated financial statements

                 PURINA MILLS, LLC (FORMERLY PURINA MILLS, INC.)

                       CONSOLIDATED STATEMENTS OF EQUITIES


                                                                  ADDITIONAL                       RETAINED
                                                    COMMON         PAID-IN       CONTRIBUTED      (DEFICIT)
                                                     STOCK         CAPITAL         CAPITAL         EARNINGS           TOTAL
                                                    --------    -------------    -------------   -------------    -------------
                                                        ($ IN THOUSANDS)

BALANCE DECEMBER 31, 1999 .......................   $      1    $     109,499    $          --   $    (325,302)   $    (215,802)
     Capital contribution .......................                      60,000                                            60,000
     Net income - six months ended June 30,
      2000 ......................................                                                      155,002          155,002
     "Fresh-start" adjustments:
         Cancellation of former equity and
            elimination of deficit ..............         (1)        (169,499)              --         169,500               --
          Issuance of new equity ................        100          184,900                               --          185,000
                                                    --------    -------------    -------------   -------------    -------------
BALANCE JUNE 30, 2000 ...........................        100          184,900               --            (800)         184,200

 POST-EMERGENCE
     Net loss - six months ended December 31,
     2000 .......................................                                                         (481)            (481)
     Other ......................................                                                         (831)            (831)
                                                    --------    -------------    -------------   -------------    -------------
BALANCE DECEMBER 31, 2000 .......................        100          184,900               --          (2,112)         182,888
     Net loss ...................................                                                      (14,136)         (14,136)
     Land O'Lakes acquisition ...................       (100)        (184,900)         366,897          16,248          198,145
                                                    --------    -------------    -------------   -------------    -------------
BALANCE OCTOBER 11, 2001 ........................         --               --          366,897              --          366,897
     Net earnings ...............................                                                        6,256            6,256
                                                    --------    -------------    -------------   -------------    -------------
BALANCE DECEMBER 31, 2001 .......................         --               --          366,897           6,256          373,153
     Capital contribution .......................                                          391                              391
     Net earnings ...............................                                                       47,308           47,308
                                                    --------    -------------    -------------   -------------    -------------
BALANCE DECEMBER 31, 2002 .......................   $     --    $          --    $     367,288   $      53,564    $     420,852
                                                    ========    =============    =============   =============    =============

          See accompanying notes to consolidated financial statements.

                 PURINA MILLS, LLC (FORMERLY PURINA MILLS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)


1.   ORGANIZATION

ORGANIZATION

     Pursuant to the Agreement and Plan of Merger among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, dated as of January 9, 1998 (the "Merger Agreement"), Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation.

     As a result of the Merger, which closed on March 12, 1998, Koch Agriculture owned 100% of Holdings, which owned 100% of Purina Mills. The sources of funds required to consummate the Merger included $350 million of Senior Subordinated Notes ("Notes").

     Faced with an inability to service future interest payments on the Notes on October 28, 1999 (the "Petition Date"), Holdings and certain of its subsidiaries (the "Debtor") filed voluntary petitions for reorganization (the "Reorganization Cases") under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

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

          As of the Effective Date, the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. On or about August 15, 2000 and October 30, 2000, the Company made distributions of cash and partial distributions of new common stock of the Company to holders of claims that had been allowed to that date. The Company issued 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program, of which 8,410,017 shares have been distributed and the remaining 1,589,983 shares are held in escrow by the transfer agent. Further distributions were made quarterly until all allowed claims have been satisfied.

          From January 1, 2000 through December 31, 2000, the Company incurred $28.4 million in restructuring costs. These expenses included advisory and financing fees and expenses incurred in connection with the Reorganization Cases, including costs to re-establish the Company's payroll and benefits programs, moving costs to centralize certain administrative functions and relocate commodity purchasing personnel from Koch Agriculture including payments made to Koch Industries for transitional services, severance costs in connection with restructuring to reduce future administrative costs, and compensation expense under the Key Employee Retention Plan. A summary of such expenses is as follows (in thousands):

                                                    POST-EMERGENCE          PRE-EMERGENCE
                                                  ------------------     ------------------
                                                      SIX MONTHS             SIX MONTHS
                                                         ENDED                  ENDED
                                                   DECEMBER 31, 2000        JUNE 30, 2000
                                                  ------------------     ------------------

Advisory fees and expenses ..................     $            1,108     $           11,438
Moving, severance and service costs .........                     32                  7,006
Compensation expense ........................                  2,394                  6,480
                                                  ------------------     ------------------
                                                  $            3,534     $           24,924
                                                  ==================     ==================


     On October 11, 2001, pursuant to an Agreement and Plan of Merger, LOL Holdings III, Inc., an indirect wholly-owned subsidiary of Land O'Lakes, Inc. was merged into Purina Mills, Inc. ("PMI"), with PMI being the surviving corporation. As a result of the merger, LOL Holdings II, Inc., a wholly-owned subsidiary of Land O'Lakes, Inc. owned 100% of PMI. Subsequently, PMI was reorganized as a limited liability company, renamed Purina Mills, LLC ("Purina Mills") and LOL Holdings II, Inc. contributed the business to Land O'Lakes Farmland Feed LLC. Upon the formation of Purina Mills, LLC, provisions for income taxes were no longer recorded since the taxable operations pass directly to the owner.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Sales are recognized primarily upon shipment of product to the customer.

STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and wholly owned and majority-owned subsidiaries and limited liability companies. Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.

DERIVATIVE COMMODITY INSTRUMENTS

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The futures contracts are marked to market each month and gains and losses are recognized in earnings.

INVESTMENTS

     The equity method of accounting is used for investments in which the Company has significant influence. Generally, this represents ownership of at least 20 percent and not more than 50 percent. Investments in less than 20 percent owned companies are stated at cost.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (15 to 30 years for land improvements and buildings and 5 to 10 years for machinery and equipment) of the respective assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price over the fair value of acquired businesses. Upon adoption of the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company no longer amortizes goodwill. See Note 8 for pro forma effects of adopting this standard.

     Other intangible assets consist primarily of trademarks, patents, and agreements not to compete. Certain trademarks are no longer amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 3 to 12 years.

RECOVERABILITY OF LONG-LIVED ASSETS

     The test for goodwill impairment is a two-step process, and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The Company assesses the recoverability of other long-lived assets annually or whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

INCOME TAXES

     The Company's taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is provided in the accompanying consolidated statement of operations.

ADVERTISING AND PROMOTION COSTS

     Advertising costs are expensed as incurred. Advertising costs were $12.0 million, $2.5 million, $8.2 million, $5.6 million and $5.2 million for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to expense in the year incurred. Total research and development expenses for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and the six months ended June 30, 2000 were $8.4 million, $2.3 million, $6.1 million, $3.8 million and $3.4 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the remaining provisions of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized except for goodwill related to the formation of joint ventures, but rather will be tested for impairment at least annually in accordance with the provisions of the standard. See Note 8 for additional information on the adoption of SFAS 142.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The standard is generally expected to delay recognition of certain exit related costs.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("The Interpretation"). The Interpretation requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 12 on page F-13. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   RECEIVABLES

     A summary of receivables at December 31 is as follows:


                                                                   2002          2001
                                                               ------------  ------------
Notes from sale of trade receivables (see Note 4).........     $     26,717  $     16,937
Other.....................................................            3,347        10,809
                                                               ------------  ------------
                                                                     30,064        27,746
Less allowance for doubtful accounts......................            6,074         5,649
                                                               ------------  ------------
Total receivables, net....................................     $     23,990  $     22,097
                                                               ============  ============

4.   RECEIVABLES PURCHASE FACILITY

     In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from the Company. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, the Company retains the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At December 31, 2002, no amounts were outstanding under this facility and $100.0 million remained available. The total accounts receivable sold by the Company during 2002 and 2001 were $942.8 million and $0.0 million, respectively.

5.   INVENTORIES

     A summary of inventories at December 31 is as follows:


                              2002          2001
                          ------------  ------------
Raw materials........     $     33,207  $     34,079
Finished goods.......           14,413        11,716
                          ------------  ------------
Total inventories....     $     47,620  $     45,795
                          ============  ============

6.   INVESTMENTS

     The Company's investments at December 31 are as follows:


                                             2002         2001
                                         -----------  -----------
Harmony Farms, LLC..................     $     2,435  $     3,969
T-PM Holding Company................              --        1,290
Northern Colorado Feed, LLC.........              --        1,210
ESSV, LLC...........................             893           --
Alliance Milk Products, LLC.........              --          874
Eastern Block, Inc..................             524          545
Y-Not, LLC..........................             579          560
Eastgate Feed and Grain, LLC........             296          214
Eslabon Companies...................             165          225
Other...............................             599        2,218
                                         -----------  -----------
Total investments...................     $     5,491  $    11,105
                                         ===========  ===========


7.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property plant and equipment at December 31 is as follows:


                                                         2002          2001
                                                     ------------  ------------

Land and land improvements......................     $     17,167  $     11,041
Buildings and building equipment................           52,766        65,745
Machinery and equipment.........................          108,917       140,207
Construction in progress........................            8,496        10,138
                                                     ------------  ------------
                                                          187,346       227,131
Less accumulated depreciation...................           31,055         6,564
                                                     ------------  ------------
Total property, plant and equipment, net........     $    156,291  $    220,567
                                                     ============  ============

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2000, net earnings for 2001 and 2000 would have been reported as follows:



                                   POST-LOL             POST-LOL             PRE-LOL              PRE-LOL              PRE-LOL
                                  OWNNERSHIP           OWNERSHIP            OWNERSHIP            OWNERSHIP            OWNERSHIP
                              ------------------   ------------------   ------------------   ------------------   ------------------
                                     YEAR           OCTOBER 12, 2001     JANUARY 1, 2001        SIX MONTHS         SIX MONTHS ENDED
                                    ENDED               THROUGH              THROUGH               ENDED                ENDED
                               DECEMBER 31, 2002    DECEMBER 31, 2001    OCTOBER 11, 2001    DECEMBER 31, 2000      JUNE 30, 2000
                              ------------------   ------------------   ------------------   ------------------   ------------------
Net earnings (loss) ........  $           47,308   $            6,256   $          (14,136)  $             (481)  $          155,002
Add back: Goodwill
  amortization net of tax ..                  --                   --                5,070                3,315                   --
                              ------------------   ------------------   ------------------   ------------------   ------------------
Net earnings (loss) ........  $           47,308   $            6,256   $           (9,066)  $            2,834   $          155,002
                              ==================   ==================   ==================   ==================   ==================

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

Balance as of January 1, 2002 ..............     $    86,872
  Reallocation of purchase price ...........          18,330
                                                 -----------
 Balance as of December 31, 2002 ...........     $   105,202
                                                 ===========

     The reallocation of the purchase price was primarily the result of finalizing the appraisals related to the merger with LOL Holdings III, Inc.

OTHER INTANGIBLE ASSETS A summary of other intangible assets at December 31 is as follows:


                                                                                                          2002           2001
                                                                                                      -----------     -----------
Amortized other intangible assets:
  Patents, less accumulated amortization of $1,395 and $1,467, respectively .....................     $    14,978     $    16,747
  Other intangible assets, less accumulated amortization of $670 and $3,242, respectively .......           2,103           5,459
                                                                                                      -----------     -----------
Total amortized other intangible assets .........................................................          17,081          22,206
Total non-amortized other intangible assets-trademarks ..........................................          76,963          76,963
                                                                                                      -----------     -----------
Total other intangible assets ...................................................................     $    94,044     $    99,169
                                                                                                      ===========     ===========

       Amortization expense for the year ended December 31, 2002, the period October 12, 2001 through December 31, 2001, and the period January 1, 2001 through October 11, 2001 was $3.3 million, $1.0 million, and $5.0 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $1.7 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 13 years.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table provides information on the notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable, notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments.

     The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provides an indication of the extent of the Company's involvement in such instruments at that time, but does not represent exposure to market risk or future cash requirements under certain of these instruments.

                                                              AT DECEMBER 31,
                                        ----------------------------------------------------------
                                                   2002                            2001
                                        --------------------------      --------------------------
                                         NOTIONAL         FAIR           NOTIONAL         FAIR
                                          AMOUNT          VALUE           AMOUNT          VALUE
                                        ----------      ----------      ----------      ----------
                                                              (IN THOUSANDS)
Derivative financial instruments:
  Commodity futures contracts......
        Commitments to purchase....     $   23,924      $   (1,775)     $    6,034      $     (106)

        Commitments to sell .......        (22,761)             48          (2,282)           (123)


10.  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company participates in the Land O'Lakes defined benefit pension plan, which in 2002 covered employees whose employment was governed by the terms of a collective bargaining agreement. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees are not available.

     Costs relating to the plan were allocated to the Company by Land O'Lakes in 2002. The Company's expenses relating to these plans was $0.2 million, $0.1 million and ($0.1) million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company also has a discretionary capital accumulation plan (CAP), which is an unfunded, defined benefit plan. The projected benefit obligation and the accumulated benefit obligation of the unfunded plan were $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The accrued discretionary CAP liability was $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The expense for this plan was $1.7 million for 2002, $1.7 million for 2001 and $1.7 million for 2000.

11.  GAIN ON LEGAL SETTLEMENTS

     The Company recognized a gain on legal settlements of $7.6 million, $4.5 million, $0.3 million, and $24.4 million for the year ended December 31, 2002, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and for the six months ended June 30, 2000, respectively, related to the litigation with vitamin product suppliers against whom the Company alleged certain price-fixing claims. The $6.0 million legal settlement receivable recorded as of December 31, 2002 was collected on January 17, 2003.

12.  COMMITMENTS AND CONTINGENCIES

     Total rental expense was $5.8 million, $1.4 million, $5.1 million, $4.2 million, and $3.3 million for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001 for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively. The minimum annual lease payments for the next five years and thereafter are as follows:

           YEAR                    AMOUNT
----------------------------     ----------
2003 .......................     $  2,024.0
2004 .......................        1,019.0
2005 .......................          428.9
2006 .......................           60.6
2007 .......................           39.4
2008 and thereafter ........           42.7

     Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

GUARANTEE OF PARENT DEBT

     In November 2001, Land O'Lakes, Inc., which owns 92% of the Company, issued $350 million of senior notes, due 2011. These notes are guaranteed by the Company and certain of its domestic wholly owned subsidiaries.

     This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including Purina Mills, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $350 million as of December 31, 2002. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes or any other parties.

     The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods ended December 31, are as follows:

                              2002           2001
                           ---------      ---------
Total assets .........     $   1,933      $     645
Net sales ............         1,859            601
Net loss .............          (625)           (70)

     In November 2001, Land O'Lakes entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by the Company and certain of its wholly owned subsidiaries. The maximum potential payment related to this guarantee is $520 million as of December 31, 2002. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes or any other party.

GUARANTEES OF PRODUCER LOANS

     The company also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.4 million and $5.1 million at December 31, 2002 and 2001, respectively. Reserves for these guarantees of $.5 million and $1.5 million at December 31, 2002 and 2001, respectively, are included in the balance sheet. There were insignificant write-offs related to these loans in 2002 and 2001. The maximum potential payment related to these guarantees is $1.0 million. The company does not currently record a liability related to the guarantees of these producer and dealer loans financed by third party lenders. The company has no recourse against the producer or dealer to partially off-set the potential liability.

GENERAL

     The Company is currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed, in some of these cases, are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's consolidated financial condition, future results of operations or cash flows.

13.  RELATED PARTY TRANSACTIONS

     As part of the merger with Land O'Lakes Farmland Feed in October, 2001, the Company no longer records certain selling, general and administrative expenses. The costs include corporate and other overhead costs which are paid for and expensed by Land O'Lakes Farmland Feed.

     A borrowing arrangement has been established between the Company and Land O'Lakes Farmland Feed for the purpose of financing our working capital. Borrowings under the arrangement with Land O'Lakes Farmland Feed bear no interest.

14.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                                               ADDITIONS
                                                             ------------
                                             BALANCE AT       NET CHARGES
                                              BEGINNING        TO COSTS         (OTHER ADDITIONS)/      BALANCE AT
              DESCRIPTION                      OF YEAR       AND EXPENSES           DEDUCTIONS          END OF YEAR
--------------------------------------       ----------      ------------       ------------------      -----------
Year ended December 31, 2002..........       $    5,649       $    (221)           $    (646)           $     6,074
October 12, 2001 through
  December 31, 2001...................            6,205            (722)                (166)                 5,649
January 1, 2001 through October
  11, 2001............................            7,390          (1,996)                (811)                 6,205
Six months ended December 31,
  2000................................           13,377          (2,233)               3,754                  7,390
Six months ended June 30,
  2000................................           15,733            (231)               2,125                 13,377


15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                      FIRST          SECOND            THIRD           FOURTH           FULL
            2002                     QUARTER         QUARTER          QUARTER         QUARTER           YEAR
------------------------------     -----------     -----------      -----------     -----------      -----------
Net sales ....................     $   214,863     $   199,919      $   205,511     $   269,379      $   889,672
Gross profit .................          36,870          35,840           37,072          38,545          148,327
Net earnings (loss) ..........           9,116           5,957           10,098          22,137           47,308


                                      FIRST          SECOND            THIRD           FOURTH           FULL
            2001                     QUARTER         QUARTER          QUARTER         QUARTER           YEAR
------------------------------     -----------     -----------      -----------     -----------      -----------
Net sales ....................     $   220,368     $   192,987      $   198,464     $   257,466      $   869,285
Gross profit .................          39,150          35,785           38,251          36,501          149,687
Net earnings (loss) ..........              81          (5,277)           1,305          (3,989)          (7,880)